Form 10-Q
period 1995-06-30
RAL YIELD EQUITIES II LTD PARTNERSHIP
filed 1995-08-15
CIK 793035

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
------    SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended
                         June 30, 1995
                              OR

   X      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
------    SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number
                             0-14548
                             -------
              RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
              -----------------------------------------
       (Exact name of registrant as specified in its charter)

          Wisconsin                             39-1494302
-------------------------------         ---------------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)            Identification Number)

   20875 Crossroads Circle
         Suite 800
     Waukesha, Wisconsin                          53186
-------------------------------         ---------------------------
   (Address of principal                       (Zip Code)
     executive offices)

Registrant's telephone number, including area code (414) 798-0900
                                                   --------------
     Securities registered pursuant to Section 12(b) of the Act:
                               None
                              ------
     Securities registered pursuant to Section 12(g) of the Act:
                  LIMITED PARTNERSHIP INTERESTS
                  -----------------------------
                         (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     X                       No
               -------                        -------

                      RAL-YIELD EQUITIES II
                       LIMITED PARTNERSHIP
                            FORM 10-Q

                        TABLE OF CONTENTS

                                                          PAGES
PART I    FINANCIAL INFORMATION

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K (None)

Signatures

                      RAL-YIELD EQUITIES II
                       LIMITED PARTNERSHIP
                         BALANCE SHEETS
               June 30, 1995 and December 31, 1994
                                         UNAUDITED      AUDITED
                                          JUNE 30,     DECEMBER 31,
         ASSETS                             1995          1994
-------------------------------------   -----------    -----------
INVESTMENT PROPERTY, less accumulated
depreciation of $1,425,207 in 1995
and $1,346,456 in 1994                  $4,215,776     $4,294,528

CASH AND CASH EQUIVALENTS                  656,158        573,155

RENT AND OTHER RECEIVABLES                  37,033         20,036

DUE FROM AFFILIATE                               0         51,325

DEFERRED CHARGES (net)                       9,156          9,906

NOTE RECEIVABLE                            251,027        256,919

OTHER ASSETS                                 2,504          6,136
                                        ----------     ----------
TOTAL ASSETS                            $5,171,654     $5,212,005
                                        ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES     $131,065       $171,517
TENANT SECURITY DEPOSITS                    29,143         28,414
                                        ----------     ----------
                                          $160,208       $199,931

LIMITED PARTNERS' CAPITAL                4,964,879      4,968,522
GENERAL PARTNERS' CAPITAL                   46,567         43,552
                                        ----------     ----------
PARTNERS' CAPITAL                        5,011,446      5,012,074
                                        ----------     ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL $5,171,654     $5,212,005
                                        ==========     ==========

     The accompanying notes are an integral part of these statements.


                              I-1

                       RAL-YIELD EQUITIES II
                        LIMITED PARTNERSHIP

                      Statement of Operations
For the three months ended June 30, 1995, for the six months ended
June 30, 1995
For the three months ended June 30, 1994, for the six months ended
June 30, 1994
                                UNAUDITED

                     3 MONTHS   6 MONTHS   3 MONTHS    6 MONTHS
                      ended     ended      ended       ended
                      JUNE 30,   JUNE 30,   JUNE 30,    JUNE 30,
                        1995      1995        1994        1994
                     --------   --------   --------    --------
REVENUE:
 Rental income          $194,911   $388,965   $188,436    $362,849
 Interest&  other inc.    18,825     38,436     16,307      30,955
 Restaurant sales        194,985    373,468    192,657     360,963
                        --------   --------   --------    --------
                        $408,721   $800,869   $397,400    $754,767

OPERATING EXPENSES:
 Restaurant operating
  expenses              $135,622   $270,096   $124,759    $243,915
 Management fees          10,890     21,780     10,890      21,780
 Bad debts                     0          0          0           0
 Mobile home park and
   administrative exp.     58,488    127,945     64,331     130,019
 Depreciation and
   amortization            39,751     79,502     41,595      83,073

                         --------   --------   --------    --------
                         $244,751   $499,323   $241,575    $478,787
                         --------   --------   --------    --------
NET INCOME (LOSS)        $163,970   $301,546   $155,825    $275,980
                         ========   ========   ========    ========



   The accompanying notes are an integral part of these statements.










                             RAL-YIELD EQUITIES II
                              LIMITED PARTNERSHIP

                   Statements of Changes in Partners' Capital
                   For the six months ended June 30, 1995 and
                      for the year ended December 31, 1994

                                      UNAUDITED
                        General           Limited
                        Partners          Partners
                     (1% ownership)    (99% ownership)    Total
                    --------------    -------------- -----------
BALANCE, Jan. 1, 1994   $37,882         $5,002,127     $5,040,009
                     ----------        -----------    -----------

NET INCOME                5,670            561,298        566,968

CASH DISTRIBUTIONS            0           (594,903)      (594,903)
                     ----------        -----------    -----------

BALANCE, Dec. 31, 1994  $43,552         $4,968,522     $5,012,074

NET INCOME                3,015            298,531        301,546

CASH DISTRIBUTIONS            0           (302,174)      (302,174)

BALANCE, June 30, 1995  $46,567         $4,964,879     $5,011,446
                     ==========        ===========    ===========

     The accompanying notes are an integral part of these statements.














                                    I-3



                              RAL-YIELD EQUITIES II
                               LIMITED PARTNERSHIP

                             Statements of Cash Flows
                 For the three months ended June 30, 1995 and 1994

                                              UNAUDITED
                                  JUNE 31,             JUNE 31,
                                    1995                 1994
                                -------------        -------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income (loss)                   $301,546             $275,980
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
     amortization expense             79,502               83,073
Change in assets and
 liabilities:
     Rent and Receivables            (16,997)             (16,670)
     Due from affiliate               51,325                    0
     Other Assets                      3,632               (7,059)
     Accounts payable and
      accrued expenses               (40,452)             (52,646)
     Tenants' security
      deposits                           729                  525
                                  -----------          -----------

Net Cash provided by
 operating activities:              $379,285             $283,213

Cash flows from investing
 activities:
     Additions to investment
      properties                           0               (2,321)
                                  -----------          -----------

Net Cash provided by
 (used in) investing
 activities                                0              ($2,321)







                                     I-4




Cash flows from financing
 activities:
     Note Receivable                   5,892                5,386
     Cash distributions paid        (302,174)            (292,727)

Net Cash used in
 financing activities              ($296,282)           ($287,341)
                                  -----------          -----------

Net increase (decrease)
 in cash                              83,003               (6,449)

Cash at beginning of period          573,155              446,261

Cash at end of period               $656,158             $439,812
                                  ===========          ===========



     See accompanying notes to financial statements.



























                                     I-5

                              RAL-YIELD EQUITIES II
                               LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

Pursuant to Rule 10-01(a)(5) of Regulation S-X (17 CFR Part 210) RAL-Yield Equities II Limited Partnership is omitting its footnote disclosure. The Registrant has presumed that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. The disclosure is being omitted since it substantially duplicates the disclosure contained in the most recent annual report to security holders, Form 10-K for the fiscal year ended December 31, 1994.

In the opinion of management, the unaudited interim financial statements presented herein reflect all adjustments necessary to a fair statement of the results for the interim periods presented.



































                                      I-6
     MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RAL-YIELD EQUITIES II LIMITED PARTNERSHIP (the "Registrant" or "Partnership") is a Wisconsin Limited Partnership formed on March 30, 1984, under the Wisconsin Revised Uniform Limited Partnership Act. The Registrant was organized to acquire real estate including mobile home communities and other commercial properties. The Partnership sold $8,301,500 in Limited Partnership Interests (8,301.5 Interests at $1,000 per unit) from March 30, 1984, through June 30, 1985. After deducting offering costs, the Partnership had approximately $6,641,200 with which to make investments in income producing residential and commercial properties, to pay legal fees and other costs related to such investments and for working capital reserves. The Partnership utilized the net offering proceeds to purchase real property investments.

Liquidity and Capital Resources:

Properties acquired by the Partnership were purchased for cash.
Therefore, liquidity is not reduced by debt service payments.

During the Properties' holding periods, the investment strategy is to maintain (on the "triple net lease" restaurant properties) and improve (on Spacious Acres Mobile Home Park) occupancy rates through theapplication of professional property management (including selective capital improvements). The Partnership also accumulates working capital reserves for normal repairs, replacements, working capital, and contingencies.

Net cash flow provided by operating activities for the six months ended June 30 was $379,000 in 1995 and $283,000 in 1994, primarily from earnings and depreciation, net of increases in receivables.

As of June 30, 1995, the Partnership had cash and cash equivalents of approximately $656,000 representing undistributed cash flow, working capital reserves, and tenant security deposits. Total liabilities amounted to approximately $160,000.

A distribution totaling approximately $151,000 was made to the Limited Partners in May, 1995.

The Department of Natural Resources is requiring the Partnership to install monitoring wells near the sewage treatment plant at Spacious Acres Mobile Home Park. The Partnership must do this in order to obtain a renewal of the sewage treatment plant permit. Total cost of installing these wells could be approximately $15-20,000 and should not affect the level of cash distributions.

The Partnership is currently experiencing one delinquency problem with a commercial property; its Hardee's restaurant located in West Allis, Wisconsin. As of July 15, 1995 this tenant was two months behind in its rent and had not paid its rent increase which went
                            I-7

into effect on February 1, 1995. The total amount due from this tenant is $24,200. A letter of default has been sent to the tenant and the general partners are waiting for a response from the tenant.

Results of Operations:

Gross rental revenues of $195,000 for the second quarter of 1995 increased 3.7% percent over gross rental revenues of $188,000 for the second quarter of 1994. This is primarily due to increases in rent at the mobile home park and the effect of the rent now received from the tenant in the Racine, Wisconsin restaurant property.

Rental property operating and administrative expenses were $58,488 for the second quarter of 1995 and $64,331 for the second quarter
1994.

Restaurant operations reported income for the second quarter of 1995 of $51,734 on sales of $195,013. The net income from restaurant operations for the second quarter of 1994 was $68,000 on sales of $193,000.

Net income for the second quarter of 1995 was $164,000 compared to net income of $156,000 for the second quarter of 1994.

The following is a listing of the approximate average physical occupancy rates for the Partnership's investment in Spacious Acres
Mobile Home Park during the period covered by this report.
                                 Occupancy Rate
                                   Six months
                               ended June 30, 1995     1994
                               --------------------     ----
     Spacious Acres MHP                100%              99%

Inflation:

Due to the comparatively low level of inflation in the Partnership's last three fiscal years, the effect of inflation on the Partnership has not been material. Should the rate of inflation increase substantially over the life of the Partnership, it is likely to moderately influence ongoing operations, in particular, the operating expenses of the Partnership. The commercial leases generally contain clauses permitting pass-through of certain increased operating costs. Residential leases are typically of one year or less in duration; this allows the Partnership to react quickly (through rental increases) to changes in the level of inflation. These factors should serve to reduce any impact of rising costs on the Partnership.

                                     I-8




                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the egistrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
                               (Registrant)


Date:  August 14, 1995                Robert A. Long
                                      -------------------------
                                      Robert A. Long
                                      General Partner

                                      Christine Kennedy
                                      -------------------------
                                      Christine Kennedy
                                      Controller