Form 10-Q
period 1995-09-30
RAL YIELD EQUITIES II LTD PARTNERSHIP
filed 1995-11-15
CIK 793035

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
------    SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended
                       September 30, 1995
                              OR

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

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K (None)

Signatures

                      RAL-YIELD EQUITIES II
                       LIMITED PARTNERSHIP
                         BALANCE SHEETS
             September 30, 1995 and December 31, 1994
                                         UNAUDITED      AUDITED
                                          SEPT 30,     DECEMBER 31,
         ASSETS                             1995          1994
-------------------------------------   -----------    -----------
INVESTMENT PROPERTY, less accumulated
depreciation of $1,464,583 in 1995
and $1,346,456 in 1994                  $4,176,400     $4,294,528

CASH AND CASH EQUIVALENTS                  778,395        573,155

RENT AND OTHER RECEIVABLES                  15,016         20,036

DUE FROM AFFILIATE                               0         51,325

DEFERRED CHARGES (net)                       8,781          9,906

NOTE RECEIVABLE                            247,980        256,919

OTHER ASSETS                                 2,687          6,136
                                        ----------     ----------
TOTAL ASSETS                            $5,229,259     $5,212,005
                                        ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES     $135,819       $171,517
TENANT SECURITY DEPOSITS                    29,253         28,414
                                        ----------     ----------
                                          $165,072       $199,931

LIMITED PARTNERS' CAPITAL                5,015,581      4,968,522
GENERAL PARTNERS' CAPITAL                   48,606         43,552
                                        ----------     ----------
PARTNERS' CAPITAL                        5,064,187      5,012,074
                                        ----------     ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL $5,229,259     $5,212,005
                                        ==========     ==========

     The accompanying notes are an integral part of these statements.


                       RAL-YIELD EQUITIES II
                        LIMITED PARTNERSHIP

                      Statement of Operations
For the three months and nine months ended September 30, 1995
For the three months and nine months ended September 30, 1994

                                UNAUDITED

                     3 MONTHS   9 MONTHS   3 MONTHS    9 MONTHS
                       ended     ended      ended       ended
                      SEPT 30,   SEPT 30,   SEPT 30,    SEPT 30,
                        1995      1995        1994        1994
                     --------   --------   --------    --------
REVENUE:
 Rental income          $195,786   $584,752   $189,225    $552,074
 Restaurant sales        233,091    606,559    220,002     580,966
 Interest & other         26,200     64,635     18,334      49,289
                        --------   --------   --------    --------
                        $455,077 $1,255,946   $427,561  $1,182,329

OPERATING EXPENSES:
 Restaurant operating
  expenses              $144,196   $414,292   $150,334    $394,249
 Management fees          10,890     32,670     10,890      32,670
 Mobile home park and
   administrative exp.    56,412    184,357     53,503     183,523
 Depreciation and
   amortization           39,751    119,253     41,595     124,668
                        --------   --------   --------    --------
                        $251,249   $750,572   $256,322    $735,110
                        --------   --------   --------    --------
NET INCOME (LOSS)       $203,828   $505,374   $171,239    $447,219
                        ========   ========   ========    ========



   The accompanying notes are an integral part of these statements.








                             RAL-YIELD EQUITIES II
                              LIMITED PARTNERSHIP

                   Statements of Changes in Partners' Capital
                For the nine months ended September 30, 1995 and
                      for the year ended December 31, 1994

                                      UNAUDITED
                        General           Limited
                        Partners          Partners
                     (1% ownership)    (99% ownership)    Total
                    --------------    -------------- -----------
BALANCE, Jan. 1, 1994   $37,882         $5,002,127     $5,040,009
                     ----------        -----------    -----------

NET INCOME                5,670            561,298        566,968

CASH DISTRIBUTIONS            0           (594,903)      (594,903)
                     ----------        -----------    -----------

BALANCE, Dec. 31, 1994  $43,552         $4,968,522     $5,012,074

NET INCOME                5,054            500,320        505,374

CASH DISTRIBUTIONS            0           (453,261)      (453,261)

BALANCE, Sept 30, 1995  $48,606         $5,015,581     $5,064,187
                     ==========        ===========    ===========

The accompanying notes are an integral part of these statements.














                              RAL-YIELD EQUITIES II
                               LIMITED PARTNERSHIP

                             Statements of Cash Flows
             For the nine months ended September 30, 1995 and 1994

                                              UNAUDITED
                                  SEPT 30,             SEPT 30,
                                    1995                 1994
                                -------------        -------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income (loss)                   $505,374             $447,219
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
     amortization expense            119,253              124,668
Change in assets and
 liabilities:
     Rent and Receivables              5,020              (13,093)
     Due from affiliate               51,325                    0
     Other Assets                      3,449               (5,045)
     Accounts payable and
      accrued expenses               (35,698)             (41,497)
     Tenants' security
      deposits                           839                1,029
                                  -----------          -----------

Net Cash provided by
 operating activities:              $649,562             $513,281

Cash flows from investing
 activities:
     Additions to investment
      properties                           0               (2,321)
                                  -----------          -----------
Net Cash provided by
 (used in) investing
 activities                                0              ($2,321)







Cash flows from financing
 activities:
     Note Receivable                   8,939                8,172
     Cash distributions paid        (453,261)            (443,814)
                                  -----------          -----------
Net Cash used in
 financing activities              ($444,322)           ($435,642)
                                  -----------          -----------

Net increase (decrease)
 in cash                             205,240               75,318

Cash at beginning of period          573,155              446,261

Cash at end of period               $778,395             $521,579
                                  ===========          ===========



     See accompanying notes to financial statements.



























                             RAL YIELD EQUITIES II
                               LIMITED PARTNERSHIP

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

During the Properties' holding periods, the investment strategy is to maintain (on the "triple net lease" restaurant properties) and improve (on Spacious Acres Mobile Home Park) occupancy rates through the application of professional property management (including selective capital improvements). The Partnership also accumulates working capital reserves for normal repairs, replacements, working capital, and contingencies.

Net cash flow provided by operating activities for the nine months ended September 30 was $649,562 in 1995 and $513,281 in 1994,
primarily from earnings and depreciation, net of increases in receivables.

As of June 30, 1995, the Partnership had cash and cash equivalents of approximately $778,000 representing undistributed cash flow, working capital reserves, repair and improvement reserves, and tenant security deposits. The Partnership has the following cash needs for repairs and improvements:

The DNR has approved the Partnership's plan to upgrade the sewage treatment plant at Spacious Acres Mobile Home Park. The approximate cost to perform this repair has been estimated at $100,000. This should not effect the level of cash distributions to the limited partners due to the large amount of cash reserves on hand.

The general partners are considering an expansion of Spacious Acres after work on the sewage treatment plant is complete. No estimates have been done as to the cost of this expansion, but the expansion would be funded out of the excess cash on hand and would not effect current distribution levels.
                                I-7
A distribution totaling approximately $151,000 was made to the Limited Partners in August, 1995.

The Partnership is not currently experiencing any major tenant delinquency problems with any of its commercial properties. The tenant of the property in Racine, Wisconsin was recently notified that they are one month behind in their rent. The total amount owed is $6,753. They continue to pay regularly and it is hoped that they will catch up entirely in the near future.


Results of Operations:

Gross rental revenues of $196,000 for the third quarter of 1995 increased 3.8% percent over gross rental revenues of $189,000 for the third quarter of 1994. This is primarily due to the annual rent increases at the mobile home park and the effect of the rent now received from the tenant in the Racine, Wisconsin restaurant property.

Rental property operating and administrative expenses were $56,412 for the third quarter of 1995 and $53,503 for the third quarter
1994.

Restaurant operations reported income for the third quarter of 1995 of $81,000 on sales of $233,000. The net income from restaurant operations for the third quarter of 1994 was $54,000 on sales of $220,000.

Net income for the third quarter of 1995 was $204,000 compared to net income of $171,000 for the third quarter of 1994.

The following is a listing of the approximate average physical occupancy rates for the Partnership's investment in Spacious Acres
Mobile Home Park during the period covered by this report.
                                 Occupancy Rate
                                   Nine months
                               ended Sept 30, 1995     1994
                               --------------------     ----
     Spacious Acres MHP                100%              99%









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







































                                      I-9


                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
                               (Registrant)


Date:  October 27, 1995               Robert A. Long
                                      -------------------------
                                      Robert A. Long
                                      General Partner

                                      Christine Kennedy
                                      -------------------------
                                      Christine Kennedy
                                      Controller