Form 10-K
period 1995-12-31
RAL YIELD EQUITIES II LTD PARTNERSHIP
filed 1996-04-01
CIK 793035

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
- -------   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended
                        December 31, 1995

                               OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
- -------   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                     Commission File Number
                             0-14548
                             -------

           RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
           -----------------------------------------
     (Exact name of registrant as specified in its charter)

           Wisconsin                         39-1494302
- -------------------------------     --------------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization           Identification Number)

   20875 Crossroads Circle
         Suite 800
     Waukesha, Wisconsin                       53186
- -------------------------------      -------------------------
     (Address of principal                    (Zip Code)
      executive offices)
Registrant's telephone number, including area code (414) 798-0900
                                                   --------------
     Securities registered pursuant to Section 12(b) of the Act:
                              None
                              ----
     Securities registered pursuant to Section 12(g) of the Act:
                  LIMITED PARTNERSHIP INTERESTS
                  -----------------------------
                        (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
     Yes     X                               No
         ---------                              ---------


              RAL-YIELD EQUITIES II LIMITED PARTNERSHIP

                         1995 FORM 10-K
                        TABLE OF CONTENTS
                        -----------------
Part I

Item 1    Business

Item 2    Properties

Item 3    Legal Proceedings

Item 4    Submission of Matters to a Vote of
          Security Holders

Part II

Item 5    Market for Registrant's Common Equity and
          Related Stockholder Matters

Item 6    Selected Financial Data

Item 7    Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations

Item 8    Financial Statements and Supplementary
          Data

Item 9    Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure
Part III

Item 10   Directors and Executive Officers of the
          Registrant

Item 11   Executive Compensation

Item 12   Security Ownership of Certain Beneficial
          Owners and Management

Item 13   Certain Relationships and Related
          Transactions

Part IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements and Supplementary Data
Signatures

                            PART I

Item 1.  BUSINESS

RAL-YIELD EQUITIES II LIMITED PARTNERSHIP (the "registrant" or "Partnership") is a Wisconsin Limited Partnership formed on March 5, 1984, under the Wisconsin Revised Uniform Limited Partnership Act. The Registrant was organized to acquire, for cash (no debt), real estate projects, including real estate for restaurants, mobile home communities and other commercial properties. The Partnership sold $8,301,500 in Limited Partnership Interests (8,301.5 Interests at $1,000 per unit) from March 30, 1984, through June 30, 1985.
The Partnership has registered with the Securities and Exchange Commission a total of 8,301.5 units of Limited Partnership Interests ("Interests") held by the public. The Partnership utilized the net offering proceeds to acquire the real property investments as described under "Properties" (Item 2).

The Registrant originally acquired ten real property investments, utilizing the net offering proceeds available for investment. The Registrant has sold three of the original properties.

For the three years covered by this report, listed below is certain financial information related to the Properties owned by the
Partnership:
                    Mobile Home Park        Commercial Properties
                    ----------------        ---------------------
Rental            1995    1994    1993       1995    1994    1993
                  ----    ----    ----       ----    ----    ----
Revenues(000'S)   $462     441     421        318     301     232

Revenues from
restaurant(000'S) $---     ---     ---        796     757     633

The mobile home park was expanded from 155 to 182 spaces in 1987. Originally there were nine commercial properties owned by the Partnership. One commercial property was sold in December, 1987 and another commercial property, leased to an affiliate, was sold in November, 1988. A third commercial property was sold in February, 1992.

The officers and employees of RAL Asset Management Group, a Wisconsin general partnership, performed services for the Registrant through June 1, 1993. RAL Asset Management Group is controlled by the General Partners of the Partnership. Effective
June 1, 1993 the Partnership made separate property and partnership management agreements.

The partnership management agreement is with an unrelated management company. The property management agreement is with a related entity with the same general partners as the Partnership. The related property management firm simultaneously subcontracted with the same unrelated management company handling the partnership management. The terms and conditions of these agreements are similar to the above related party agreements, which they replace.

The Registrant, itself, has 31 employees, twenty-eight of which are employees of the restaurant operated by the Partnership.

Item 2.  PROPERTIES

As of March 15, 1996, the Registrant owned the following properties:

Property Name                 Approximate Size
- ----------------------------- ------------------------------
Rocky Rococo Restaurant       A 3,200 square foot building
Wauwatosa, WI                 on approximately 20,591 square
                              feet of land
Hardee's Restaurant           A 4,000 square foot building
West Allis, WI                on 34,000 square feet of land

Pizza Hut Restaurant          A 4,000 square foot building
Waterloo, IA                  on 34,000 square feet of land

Wendy's Restaurant            A 3,600 square foot building
Wauwatosa, WI                 on 56,000 square feet of land

Spacious Acres*               182 mobile home pads on 63.5
Mobile Home Park              acres of land
Town of Concord, WI

Wendy's Restaurant            A 3,900 square foot building
Eden Prairie, MN              on 62,000 square feet of land

Rocky Rococo Restaurant       A 3,900 square foot building
Racine, WI                    on 79,025 square feet of land

*Denotes a material property, having gross revenues greater than 10% of total revenues.

All properties were unencumbered as of December 31, 1995.

Leases on Investment Properties:

The restaurant properties are leased under 20-year leases with two five-year options to renew the lease at the end of the original term. Rent, which is payable monthly, generally is equal to the greater of 6.50% or 6.75% of gross sales depending on the lease, or a minimum base rental stated in the lease. All of the tenants are paying rent based on the minimum base rental. The leases are "triple net" to the Partnership with the lessee being responsible for occupancy costs such as maintenance, insurance, taxes and utilities. The Rocky Rococo Restaurant in Wauwatosa is being operated by the Partnership. Any excess cash flow is contributed to the Partnership. The mobile home park receives income on a monthly basis from tenant leases which normally have lease terms of one year or less.

The real estate business is highly competitive and the Partnership competes with many other real estate investment entities many of which have greater financial resources. No one firm or group of firms, in the opinion of the General Partners, is dominant in the industry. The Partnership, therefore, faces substantial competition from a variety of sources for attracting and retaining tenants.

Any commercial, residential or mobile home property acquired by the Partnership has competition for tenants from similar properties in the vicinity. To the extent that the Partnership owns commercial properties, such as restaurants, which have leases entitling the Partnership to participate in gross receipts of tenants above fixed minimum amounts, the success of the Partnership will depend in part on the success of its tenants in competing with similar businesses in the vicinity.

In the opinion of management of the Partnership, all properties are adequately covered by insurance.

MATERIAL PROPERTIES
- -------------------

Following is information with respect to each property whose revenues are greater than 10% of total revenues as denoted above.

The following is a listing of the approximate average physical occupancy rates for the Partnership's investment in Spacious Acres
Mobile Home Park during each of the last five years:
                                         Occupancy Rate
                              ----------------------------------

                               1995   1994   1993   1992   1991
                               ----   ----   ----   ----   ----
                                99%    99%    99%    99%    99%

The following is a listing of the average annual per unit rental rates for the Partnership's investment in Spacious Acres Mobile
Home Park during each of the last five years:
                                 Annual Per Unit Rental Rate
                              ---------------------------------
                               1995   1994   1993   1992   1991
                               ----   ----   ----   ----   ----
                             $2,539  2,447  2,335  2,226  2,109

The Federal tax basis for the mobile home park is identical to the book basis as listed in Schedule III on page F-17 of this report.
Depreciation information on the mobile home park is as follows:
      Type of Asset       Rate      Method    Depreciable Life
      -------------       ----      ------    ----------------
      Land Improvements    SL        ACRS         15/20 Year
      Building             SL        ACRS       18/19/40 Year
      Equipment            DDB    ACRS/MACRS     5/7/12 Year

Real estate tax information for the three years covered by this report for Spacious Acres is as follows:
                                   1995        1994         1993
                                   ----        ----         ----
        Tax rate (per 1,000)     .020455     .029525      .030346
        Real estate taxes        $38,626     $43,331      $44,095

Item 3.  LEGAL PROCEEDINGS

The Partnership is not subject to any material pending legal action.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during 1995.





















                               PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

(b) As of December 31, 1995, there were approximately 1,200 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. The General Partners will not redeem or repurchase Interests.

(c) All cash available for distribution other than sale or refinancing proceeds is distributed to the Limited Partners. The Partnership makes distributions, to Limited Partners, of cash available for distribution within 45 days after the end of each quarter in which such cash is available. See attached financial statements and footnotes for a detailed discussion of amounts and timing of distributions to Limited Partners.

Item 6.  SELECTED FINANCIAL DATA

             Year Ended Year Ended Year Ended Year Ended Year Ended
              12/31/95   12/31/94   12/31/93   12/31/92   12/31/91
             ---------- ---------- ---------- ---------- ----------
Total Income $1,575,619 $1,498,653 $1,286,016 $1,202,639  $983,354

Net Income      654,540    566,968    331,268    319,293    53,108

Net Income (Loss) from
   Sale of Investment
   Properties         0          0          0    (65,261)        0


Total Assets  5,199,217  5,212,005  5,275,948  5,441,106 5,463,850


Long Term Obligations 0           0          0         0         0

Distributions to
   Limited Partners:
   Return of Capital  0           0          0         0         0
   Cash Flow    642,121     594,903    498,539   333,351   283,296

Per Interest Data (1):
   Distributions  77.35       71.66      60.05     40.16     34.13

   Net Income     78.06       67.61      39.51     38.08      6.33

   Net Income (Loss) from
   Sale of Investment
   Properties      0.00        0.00       0.00     (7.78)     0.00


The above selected financial data should be read in conjunction with financial statements and related footnotes elsewhere herein.

(1)The Net Income and Distributions per Interest are based on total limited partner units of 8,301.5.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RAL-YIELD EQUITIES II LIMITED PARTNERSHIP (the "Registrant" or "Partnership") is a Wisconsin Limited Partnership formed on March 30, 1984, under the Wisconsin Revised Uniform Limited Partnership Act. The Registrant was organized to acquire, for cash (no debt), real estate projects, including restaurants, mobile home communities and other commercial properties. The
Partnership sold $8,301,500 in Limited Partnership Interests (8,301.5 Interests at $1,000 per unit) from March 30, 1984, through June 30, 1985. After deducting offering costs, the Partnership had approximately $6,641,200 with which to make investments in income producing residential and commercial properties, to pay legal fees and other costs related to such investments and for working capital reserves. The Partnership utilized the net offering proceeds to purchase the real property investments as described under "Properties" (Item 2).

Liquidity and Capital Resources:

Properties acquired by the Partnership are generally intended to be held from seven to ten years. Since the Partnership has purchased the Properties for cash, liquidity is not reduced by debt service payments.

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

Net cash flow provided by operating activities and collections on note receivable was $865,000 in 1995, $724,000 in 1994, and
$646,000 in 1993, primarily from earnings and depreciation, net of increases in receivables.

As of December 31, 1995, the Partnership had cash and cash equivalents of approximately $796,000 representing undistributed cash flow, working capital reserves, and tenant security deposits. Total liabilities amounted to approximately $175,000.

Distributions paid in 1995 totaled approximately $642,000.

The Partnership had a $47,209 note receivable which originated in 1988 from past due rental and real estate tax payments from three restaurants which had been leased to a affiliate of the General Partners. In 1988, Robert A. Long, a General Partner and stockholder of the affiliate personally guaranteed the note receivable. On December 31, 1993, an agreement was made between the Partnership and Robert A. Long, which exchanged the personally guaranteed promissory note payable to the Partnership for the rights to a promissory note held by Robert A. Long. The new note, which is due from a related entity, had a principal balance of $51,325 at December 31, 1994. The note was paid off in its entirety in June, 1995.

On January, 1991 the Partnership began operating its restaurant property located at 11319 West Bluemound Road Wauwatosa, Wisconsin as a Rocky Rococo restaurant. Revenue for the restaurant was $796,000 in 1995, $757,000 in 1994 and $633,000 in 1993. Expenses
were $557,000 in 1995, $529,000 in 1994 and $474,000 in 1993:  Cash
flow provided by the restaurant operations was $239,000 in 1995, $228,000 in 1994 and $189,000 in 1993. The performance of the restaurant continues to be strong and cash flow should increase during 1996 as a result of it.

Results of Operations:

Gross rental revenues varied between 1995, 1994, and 1993 as follows:
          1995      $780,000
          1994       742,000
          1993       653,000

The increase from 1995 through 1993 is a result of Rocky Rococo
Corporation beginning to pay rent to the Partnership in 1994 and the annual rent increase at Spacious Acres Mobile Home Park.

Operating expenses, exclusive of restaurant operations, were $450,000 in 1995, $454,000 in 1994, and $539,000 in 1993. The
decrease from 1994 to 1993 is due to the write off of prior year rents due from Rocky Rococo Corporation in 1993.

Net income increased to $655,000 in 1995 compared to $567,000 in 1994, and $331,000 in 1993. The increases between 1993 and 1995 are due to the reduction in vacancies of the commercial properties, the 1994 agreement with Rocky Rococo Corporation which enabled them to begin paying rent again and continued improved performance of the Rocky Rococo restaurant being operated by the Partnership.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedule on page F-1, incorporated herein by reference.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

a. Effective November 11, 1994, RAL Yield & Equities II Limited Partnership (RAL II) dismissed its prior certifying accountants, Price Waterhouse and retained Kolb Lauwasser & Company, S.C. as its new certifying accountants. Price Waterhouse's report on RAL II's financial statements during the fiscal year ended December 31, 1993 and all subsequent interim periods preceding the date hereof contained no adverse opinion or a disclaimer of opinion, and was not qualified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by RAL II's general partners.

During the fiscal year ended December 31, 1993 and the subsequent interim period to the date hereof, there were no disagreements between RAL II and Price Waterhouse on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Price Waterhouse, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

None of the "reportable events" described in Item 304(a)(1)(ii) occurred with respect to RAL II within the last two fiscal years ended December 31, 1993 and the subsequent interim period to the date hereof.

    b. Effective November 11, 1994, RAL II engaged Kolb Lauwasser & Company, S.C. as its principal accountants. During the two fiscal years ended December 31, 1993 and the subsequent interim period to the date hereof, RAL II did not consult Kolb Lauwasser & Company, S.C. regarding any of the matters or events set forth in
Item 304(a)(2)(i) and (ii) of Regulation S-K.

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

The General Partners of RAL-YIELD EQUITIES II LIMITED PARTNERSHIP (the "Partnership") are Robert A. Long, John A. Hanson, Thomas R. Brophy, Bart Starr and Robert F. Skoronski. The General Partners manage and control the Partnership's affairs and have the general responsibility and the ultimate authority in all matters affecting the partnership's business. Some of the General Partners are also General Partners of an affiliate, RAL Asset Management Group. The relationship of the General Partners to their affiliates is described under the caption "Conflicts of Interest" on pages 50 through 51 of Form 10, and is incorporated herein by reference.

The names, ages and business experience of the General Partners and the significant employees of First Financial Realty Management are as follows:

Name                                    Position
- ----                               ------------------
Robert A. Long                     General Partner
John A. Hanson                     General Partner
Thomas R. Brophy                   General Partner
Bart Starr                         General Partner
Douglas C. Heston                  President (FFRM)
Christine D. Kennedy               Controller (FFRM)

There is no family relationship among any of the foregoing officers. The business experience of the General Partners and significant employees includes the following:

Robert A. Long, age 54, has, since January 1982, been a partner in RAL Asset Management Group. He is co-founder of RAL Asset Management Group. Since 1966, Mr. Long has been involved in real estate consulting, development and syndication. Mr. Long is a licensed securities agent. Since 1981 Mr. Long has been involved as an individual, general partner, or affiliate in ownership and management of twenty-six (26) mobile home parks totaling over 2,600 pads in the states of Wisconsin and Minnesota. Prior to 1981, Mr. Long developed or purchased over 200 commercial properties in six states and currently owns individually or through partnerships over 50 restaurants (land and building) leased to restaurant operators, including Pizza Hut, Hardee's, Taco Bell, and Rocky Rococo (or their franchisees). Mr. Long also played professional football for the Green Bay Packers, Atlanta Falcons, and Washington Redskins. Mr. Long received a Bachelor of Science Degree in Business from Wichita State University in 1965 and is currently Executive Director of the Vince Lombardi Scholarship Fund for Wichita State University. Mr. Long is also on the Board of Directors of Roundy's Inc., a major Midwestfood distributor and originator of the Pick 'N Save stores.


John Hanson, age 54, has, since March 1982, been a partner in RAL Asset Management Group. Mr. Hanson is involved individually, as a general partner, or as an affiliate, in the ownership and management of twenty-six (26) mobile home parks in the states of Wisconsin and Minnesota. Mr. Hanson has been involved in pension and profit-sharing and tax consulting for 25 years. In 1975 he founded, and since that time has been president of Pension Designers, Inc., of Appleton, Wisconsin, a firm that specializes in structuring and consulting with respect to qualified retirement plans, estate planning, investment sales and sales of life, health and disability insurance products to individuals, groups or corporations. From 1966 to 1971 Mr. Hanson was engaged in tax consulting, having management and tax accounting responsibilities for a farm management firm with approximately 200 clients. Mr. Hanson is past president of the Fox River Valley Association of Life Underwriters, and the General Agents and Managers Association, an associate member of the American Society of Pension Actuaries, a member of the International Association of Financial Planners, a qualifying and life member of the Million Dollar Round Table, and a registered principal with the National Association of Securities Dealers. Mr. Hanson received his Bachelor of Science Degree in Agri-Business from the University of Wisconsin - River
Falls in 1966.  Mr. Hanson is a licensed securities agent.

Thomas R. Brophy, CLU, ChFC., age 50, has, since March 1982, been a partner of RAL Asset Management Group. Mr. Brophy is involved individually, as a general partner, or as an affiliate in the ownership and management of twenty-six (26) mobile home parks in the states of Wisconsin and Minnesota which total approximately 2,600 pads. Mr. Brophy has been a NASD registered securities representative since 1969, active in the marketing and sales of mutual funds, unit investment trusts, stocks, bonds, limited partnerships and private ventures. Since 1967 Mr. Brophy has also been active in the marketing, selling, training, supervising and managing of personnel, with respect to qualified retirement plans and personal or business life, health and disability insurance plans. He is active in the financial planning field, having been conferred the degree of Chartered Financial Consultant, by the American College, Bryn Mawr, PA, in 1984. He is associated with the Principal Financial Group. Mr. Brophy is an active member of the National and Wisconsin Association of Life Underwriters, Million Dollar Round Table, Fox Valley Estate Planning Council and International Association of Financial Planners. He is recipient of the Fox River Valley Association of Life Underwriters' 1983 "Agent of the Year" award. A 1967 Bachelor of Science graduate from Marquette University, Mr. Brophy went on for advanced studies in insurance, receiving his Chartered Life Underwriter (CLU) degree from the American College, Bryn Mawr, PA, in 1975. Mr. Brophy is a licensed securities agent.

Bart Starr, age 63, has, since January 1984, been a partner in RAL Asset Management Group. He is a University of Alabama graduate with a B.S. Degree in Education. Since 1970, he has been a partner in the Bart Starr Motor Company, Birmingham, Alabama. Since 1979 he has been a member of the Board of Directors of the Sentry Insurance Company, Stevens Point, Wisconsin. He was a Green Bay Packer football player from 1956-1972, the Green Bay Packer
Head Coach from 1975-1983, the NFL Most Valuable Player in 1966, and the Most Valuable Player in Super Bowls I and II. Mr. Starr was a CBS Game Analyst in 1973 and 1974 and the first winner of the Byron White Award in 1967. Mr. Starr has been the recipient of numerous civic and sports awards and is actively engaged in many charitable and public service organizations.

Robert F. Skoronski, age 61, was formerly a general partner of RAL Asset Management Group. From 1968 to 1983, Mr. Skoronski was the president and largest stockholder of Valley School & Office Suppliers, Inc., a Wisconsin corporation, and its affiliates, Valley Business Interiors, Gamut Retail Stores, and a mail order catalog business. Prior to the operating of these business enterprises, Mr. Skoronski served as a regional salesman for Jostens, Inc., a Minnesota corporation. From 1956 through 1968 Mr. Skoronski played professional football with the Green Bay Packers. Mr. Skoronski received a Bachelor of Science Degree in Marketing from Indiana University in 1956.

The following individuals are the employees of the unaffiliated property management firm who make significant contributions to the business of the Partnership:

Douglas C. Heston, age 42, is President of First Financial Realty Management (FFRM). FFRM and affiliates own and/or manage over 50 investment properties. Mr. Heston received a B.A. degree from Duke University (North Carolina) with a double major in Economics and Public Policy Analysis (Statistics) in 1975. He received an M.S. degree in Real Estate Investment Analysis from the University of Wisconsin in 1979. Previously, he worked for real estate appraisal firms in Atlanta and Milwaukee. He co-founded RAL Asset Management Group in 1982 and left at the end of 1984 to found his current firm.

Christine D. Kennedy, age 30, joined RAL Asset Management Group in December, 1990, as Assistant Controller. In November, 1991 she was promoted to Controller. She is now Controller for First Financial Realty Management. Prior to that she worked in the audit department of Arthur Young & Company in Milwaukee, Wisconsin for approximately three years. She received her B.B.A. in Accounting from the University of Wisconsin-Whitewater in 1987. She is a Certified Public Accountant.









Item 11.  EXECUTIVE COMPENSATION

(a,b,c, and d)
     The Registrant has not paid and does not propose to pay any executive compensation to the General Partners or any of their affiliates (other than described in Item 13 below).

(e) There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

(a) No person of record owns or is known by the Registrant to own beneficially more than 5% of the outstanding Interests of the Registrant as of December 31, 1995.

(b) As of December 31, 1995, the General Partners beneficially owned the following Interests in the Partnership:

Title of Class           Name of Partner          Percent of Class
- --------------           ---------------          ----------------

General Partnership      Robert A. Long                 45.80%
Interests                John A. Hanson                 21.70
                         Thomas R. Brophy               19.28
                         Robert A. Skoronski             2.00
                         Bart Starr                     11.00
                                                     --------
                                                       100.00
                                                     ========

Title of Class      Amount Beneficially Owned     Percent of Class
- --------------      -------------------------     ----------------
Limited Partnership       49 Interests              Less than 1%
Interests

The General Partners or their affiliates, except as noted above, do not own any other interest in the Registrant.

(c)  None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a and b)
     Certain General Partners own or control businesses which have agreed to perform a variety of services for the Partnership.

     In consideration for these services, the General Partners and related parties receive certain compensation at amounts which were established by the General Partners. The following table sets forth the types, amount and recipients of compensation related to the Partnership.


General partners' and affiliates    At lower of cost or prevail-
reimbursable expenses.              ing rates which comparable
                                    services could have been
                                    obtained in the same geographic
                                    area for similar services.  The
                                    amount of such expenses
                                    reimbursed is $0 in 1995, $0 in
                                    1994 and $7,618 in 1993.

Property management fee payable     Residential Property:
to Long Management Associates for
property management and rental      At rates prevailing for
services.                           comparable services where the
                                    properties are located, but not
                                    to exceed 6% of gross revenues.

                                    Other than residential
                                    properties:

                                    At rates prevailing for
                                    comparable services where the
                                    properties are located, but not
                                    to exceed 3% of gross revenues
                                    from office buildings, or 1.5%
                                    of gross revenues from other
                                    net leased commercial
                                    properties.

                                    Partnership operated
                                    restaurants:

                                    Effective January 1, 1992, at
                                    rates prevailing for comparable
                                    services where properties are
                                    located, but not exceed 2% of
                                    gross revenues.

                                    Total property management fees
                                    paid to related parties were $0
                                    in 1995, $0 in 1994 and $9,200
                                    in 1993.

Real estate commissions payable     The total compensation paid
to Douglas C. Heston Real Estate    all persons for the sale of
or other related party on sale of    properties is limited to 6% of
Partnership properties.             the contract price.  No
                                    commissions were paid in 1995,
                                    1994 and 1993.  Commissions
                                    paid in 1987 were $52,500.  No
                                    commissions were paid prior to
                                    1987.



                            PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  (1 and 2) See Index to Financial Statements and Financial
     Statement Schedule on Page F-1

(b)  Reports on Form 8-K
     Form 8-K was filed by the Registrant on November 11, 1994 to disclose a change in the Registrant's certifying accountant
     (see Item 9).

(c)  Exhibits
     See Exhibit 27

(d)  Financial Statement Schedule
     See Index to Financial Statements and Financial Statement
     Schedule on Page F-1.




































            RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
                (A Wisconsin Limited Partnership)

            TABLE OF CONTENTS TO FINANCIAL STATEMENTS
                AND FINANCIAL STATEMENT SCHEDULE

          COVERED BY REPORTS OF INDEPENDENT ACCOUNTANTS

Reports of Independent Accountants

Balance Sheets at December 31, 1995 and 1994

Statements of Income for the years ended
December 31, 1995, 1994 and 1993

Statements of Partners' Equity for the
years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows for the years ended
December 31, 1995, 1994 and 1993

Notes to Financial Statements

Reports of Independent Accountants on
Financial Statement Schedule

Financial statement schedule: III - Real estate and accumulated depreciation

Schedules, other than those listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.
























               INDEPENDENT AUDITOR'S REPORT

January 16, 1996



To the Partners of
RAL-Yield Equities II

We have audited the accompanying Balance Sheets of RAL-Yield Equities II (a Wisconsin limited partnership) as of December 31, 1995 and 1994, and the related Statements of Income, Partners' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1995 and 1994 financial statements referred to above present fairly, in all material respects, the financial position of RAL-Yield Equities II as of December 31, 1995 and 1994, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

Respectfully submitted,



Kolb Lauwasser & Co., S.C.

















               REPORT OF INDEPENDENT ACCOUNTANTS

January 18, 1994



To the Partners of
RAL-Yield Equities II Limited Partnership:

In our opinion, the statements of income and partners' equity and of cash flows as of and for the year ended December 31, 1993 (which has been incorporated by reference in this Form 10-K Annual Report) present fairly, in all material respects, the financial position, results of operations and cash flows of RAL-Yield Equities II Limited Partnership as of and for the year ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the General Partners; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the General Partners, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of RAL-Yield Equities II Limited Partnership for any period subsequent to December 31, 1993.



Price Waterhouse LLP
















                        RAL-YIELD EQUITIES II
                            Balance Sheets
                            --------------
                         As of December 31,

     ASSETS                                1995         1994
     ------                                ----         ----
Income-Producing Properties - Notes #1, #3 and #4
- ---------------------------
  Buildings and land improvements       4,172,130      4,172,130
  Equipment                               138,654        138,654
                                        ---------      ---------
                                        4,310,784      4,310,784
  Less:  Accumulated depreciation       1,503,961      1,346,456
                                        ---------      ---------
                                        2,806,823      2,964,328
  Land                                  1,330,200      1,330,200
                                        ---------      ---------
     Total Income-Producing Property    4,137,023      4,294,528
                                        ---------      ---------
Other
- -----
  Cash and cash equivalents - Note #1     796,258        573,155
  Rent and other receivables - Note #1      7,510         20,036
  Note receivable - Note #3               244,865        256,919
  Due from affiliates - Note #5              -            51,325
  Deferred charges - Note #1                8,406          9,906
  Prepaid expenses - Note #1                5,155          6,136
                                        ---------      ---------
     Total Other                        1,062,194        917,477
                                        ---------      ---------
     Total Assets                       5,199,217      5,212,005
                                        =========      =========

     LIABILITIES AND PARTNERS' EQUITY
     --------------------------------

Liabilities
- -----------
  Accounts payable and accrued expenses   145,170        171,517
  Tenant's security deposits               29,554         28,414
                                        ---------      ---------
     Total Liabilities                    174,724        199,931
                                        ---------      ---------
Partners' Equity
- ----------------
  General partners                         50,097         43,552
  Limited partners                      4,974,396      4,968,522
                                        ---------      ---------
     Total Partners' Equity             5,024,493      5,012,074
                                        ---------      ---------
 Total Liabilities and Partners' Equity 5,199,217      5,212,005
                                        =========      =========

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
STATEMENTS.















































                        RAL-YIELD EQUITIES II
                         Statements of Income
                         --------------------
                    For the years ended December 31,
                                 1995        1994          1993
                              ---------    ---------    ---------
Revenues
- --------
  Rental income                 779,833      742,020      653,008
  Restaurant income             795,786      756,633      633,008
                              ---------    ---------    ---------
     Total Revenues           1,575,619    1,498,653    1,286,016
                              ---------    ---------    ---------
Expenses
- --------
  Property management fees       50,074       47,837       33,681
  Property management fees-
     affiliates                    -            -           9,200
  Administrative expenses        84,716       89,864       50,655
  Administrative expenses-
     affiliates                    -            -           7,618
  Property operating expenses   156,022      150,074      210,588
  Provision for delinquent real
    estate taxes                   -            -           4,218
  Amortization and depreciation 159,005      166,145      223,371
  Loss on disposal of property     -          16,925         -
  Restaurant operating expenses 556,985      529,020      474,144
                              ---------    ---------    ---------

    Total Expenses            1,006,802      999,865    1,013,475
                              ---------    ---------    ---------

     Income Before Other Income 568,817      498,788      272,541
                              ---------    ---------    ---------
Other Income
- ------------
  Interest                       52,650       39,352       34,889
  Miscellaneous                  33,073       28,828       23,838
                              ---------    ---------    ---------
    Total Other Income           85,723       68,180       58,727
                              ---------    ---------    ---------
      Net Income                654,540      566,968      331,268
                              =========    =========    =========

Net income per limited
   partner interest               78.06        67.61        39.51
                                  =====        =====        =====




Allocation of Income:
  Limited partners              647,995      561,298      327,992
  General partners                6,545        5,670        3,276
                              ---------    ---------    ---------
                                654,540      566,968      331,268
                              =========    =========    =========

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
STATEMENTS.












































                          RAL-YIELD EQUITIES II
                     Statements of Partners' Equity
                     ------------------------------
                      For the years ended December 31,

                  Limited  General    1995      1994        1993
                  Partners Partners   Total     Total       Total
                 --------- -------- ---------  --------- ---------
Capital contributions:
  Contributed
     cash       8,301,500   1,000  8,302,500  8,302,500 8,302,500
  Less: Syndi-
     cation costs 768,022    -       768,022    768,022   768,022
                ---------  ------ ---------- ---------- ---------
  Net contri-
     butions    7,533,478   1,000  7,534,478  7,534,478 7,534,478
                ---------  ------ ---------- ---------- ---------
Accumulated income:
  Balance,
     beginning  4,212,589  42,552  4,255,141  3,688,173 3,356,905
  Current net
     income       647,995   6,545    654,540    566,968   331,268
                ---------  ------ ---------- ---------- ---------
  Balance,
     ending     4,860,584  49,097  4,909,681  4,255,141 3,688,173
                ---------  ------ ---------- ---------- ---------
Accumulated distributions:
  Balance,
     beginning (6,777,545)   -    (6,777,545)(6,182,642)(5,684,103)
  Current distri-
     butions     (642,121)   -      (642,121)  (594,903)  (498,539)
                ---------  ------ ---------- ----------  ---------
  Balance,
     ending    (7,419,666)   -    (7,419,666)(6,777,545)(6,182,642)
                ---------  ------ ---------- ----------  ---------
Total Partners'
   Equity       4,974,396  50,097  5,024,493  5,012,074  5,040,009
                =========  ====== ==========  ========== =========



      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
STATEMENTS.






                            RAL-YIELD EQUITIES II
                          Statements of Cash Flows
                          ------------------------
                       For the years ended December 31,

                                     Cash Increase or (Decrease)
                                   ------------------------------
                                       1995       1994      1993
                                     --------   --------  --------
Cash Flows From Operating Activities
- ------------------------------------
  Net income                          654,540    566,968   331,268
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Amortization and depreciation    159,005    166,145   223,371
     Loss on disposal of property        -        16,925      -

  Decrease (increase) in
  ----------------------
    Rent and other receivables, net    12,526      2,634    77,172
    Due from affiliates                51,325       -         (158)
    Prepaid expenses                      981     (3,566)    1,263

  Increase (decrease) in
  ----------------------
    Accounts payable and
       accrued expenses               (26,347)   (37,353)   11,361
    Tenants' security deposits          1,140      1,345     1,025
    Due to affiliates                    -          -      (10,273)
                                      -------    -------   -------
    Net Cash Provided by
       Operating Actities             853,170    713,098   635,029
                                      -------    -------   -------

Cash Flows From Investing Activities
- ------------------------------------
  Additions to income-producing
     properties                          -        (2,321)  (72,524)
  Proceeds from note receivable        12,054     11,020    10,875
                                      -------    -------   -------
     Net Cash Provided (Used) by
       Investing Activities            12,054      8,699   (61,649)
                                      -------    -------   -------
Cash Flows From Financing Activities
- ------------------------------------
  Distributions to partners          (642,121)  (594,903) (498,539)
                                      -------    -------   -------
   Net Increase in Cash               223,103    126,894    74,841



   Cash and cash equivalents-
      Beginning of Year               573,155    446,261   371,420
                                      -------    -------   -------

   Cash and cash equivalents-
      End of Year                     796,258    573,155   446,261
                                      =======    =======   =======

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
STATEMENTS.











































                             RAL-YIELD EQUITIES II
                          Notes to Financial Statements
                          -----------------------------
          For the years ended December 31, 1995, 1994 and 1993

Note #1  Summary of Significant Accounting Policies
- -------  ------------------------------------------
A.  Nature of Business
    ------------------
RAL-Yield Equities II(the Partnership) is a Wisconsin limited partnership formed on March 5, 1984 under the provisions of the Wisconsin Uniform Limited Partnership Act, to acquire for cash, operate, lease, develop and eventually sell income-producing real estate properties. Currently the Partnership owns and operates both a mobile home park and a restaurant and leases commercial properties to various restaurant franchisors. These properties are located primarily in southeastern Wisconsin. The Partnership will terminate December 31, 2014, except in the event of prior sale of the Partnership's properties, action by a majority interest of the Limited Partners or certain other events.

         Effective June 30, 1985, the Partnership completed its offering of limited partnership interests. A total of 8,301.5 interests were sold for an aggregate contribution of $8,301,500. In connection with the sale of the limited partnership interests, the Partnership incurred costs to raise capital of approximately $768,000, which were charged against partners' equity.

B.  Method of Accounting
    --------------------
Assets, liabilities, revenue and expenses are recognized on the accrual basis method of accounting.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

C.  Income-Producing Properties
    ---------------------------
Income-producing properties are carried at the lower of cost less accumulated depreciation or fair value. Cost includes acquisition fees paid to RAL Asset Management Group. Management periodically evaluates a property's fair value based upon occupancy rate and comparison to similar properties in the same geographic area.






For financial statement purposes, depreciation is determined using the straight-line method.  For income tax reporting purposes, building and land improvements are depreciated using the straight-
line method while equipment is depreciated using accelerated methods.  Depreciable lives for financial statement and income tax purposes are set forth below:
                                   Depreciable Lives
                                  --------------------------
                                   Financial       Income Tax
                                   Reporting       Reporting
                                   ---------      ------------
               Land improvements   30 years        15-31.5 years
               Buildings           30 years        15-31.5 years
               Equipment           5-7 years       3-7 years

D.  Allowance for Doubtful Accounts
- -------------------------------
Receivables are reviewed periodically by management to determine the adequacy of the allowance for doubtful accounts. Based upon managements' evaluation, no allowance for doubtful accounts was necessary for the years ended December 31, 1995 and 1994.

E.  Deferred Charges
- ----------------
Costs incurred with respect to organizing the Partnership were deferred and have been fully amortized. Prepaid management fees incurred in the initial public offering were amortized to expense on the straight-line method over the term (ten years) of the management agreement. Commission fees incurred to lease the properties have been deferred and amortized over the respective lease term. As of December 31, 1995 the original organizational costs and management fees were fully amortized.

         Deferred charges consist of the following at December 31:
                                                   1995       1994
                                                  ------     ------
         Lease commissions                        15,000     15,000
         Less:  Accumulated amortization           6,594      5,094
                                                  ------     ------
                                                   8,406      9,906
                                                  ======     ======

F.  Leases
    ------
The Partnership has determined that all leases relating to the income-producing properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over its estimated useful life.

G.  Income Taxes
    ------------
No income taxes will be payable or provided by the Partnership since net income or loss is includable in the respective tax returns of the partners. In the initial year of ownership of partnership interests, each individual partner's share of taxable income or loss, tax credits and distributions is allocated to them on a pro rata basis that considers the number of days in the year during which their respective interests were held.

         The Partnership files its income tax return on the accrual basis of accounting.  The following reconciles the income reported in the accompanying Statements of Income to that reported in the tax returns.
                                         1995      1994     1993
                                       -------   -------   -------
  Net income per Statements of Income  654,540   566,968   331,268
  Book bad debt reserve in excess of
   tax bad debt reserve                    -         -    (124,619)
  Other book/tax differences (principally
   depreciation and amortization)      (50,736)  (81,552)  (70,416)
                                       -------   -------  -------
    Net income for tax purposes        603,804   485,416    136,233
                                       =======   =======    =======

H.  Cash and Cash Equivalents
    -------------------------
For purposes of the Statements of Cash Flows, the Partnership considers all short-term investments in interest-bearing bank accounts and certificates of deposit with an original maturity of three months or less, to be equivalent to cash. Several demand deposit accounts are at one financial institution. Such funds on deposit exceeded the federally insured limit by $654,619 and $403,613 for the years ended December 31, 1995 and 1994, respectively.

I.  Reclassifications
    -----------------
Certain information contained in the 1993 financial statements has been reclassified to conform with the 1995 and 1994 presentation.

Note #2  General Provisions of the Limited Partnership Agreement
- -------  -------------------------------------------------------
Pursuant to the terms of the partnership agreement, net income or losses of the Partnership from operations and losses on sale of income-producing properties are allocated 99% to the limited partners and 1% to the general partners.

In general, profits from the sale of income-producing properties will be allocated first to limited partners to the extent necessary to eliminate any deficit in their capital accounts, and then to the general partners to the extent necessary to eliminate any deficit in their capital accounts and finally, to each limited partner until they have received distributions equal to their original capital contribution less previous distributions. The remainder of the profits will be allocated 75% to the limited partners and 25% to the general partners provided that general partners will be allocated at least 1% of the total profits from the sale of income-producing properties. The general partners' share of sale or refinancing proceeds is subject to the limited partners earning specified noncompounded rates of return on their original investment. The priority rates of return for limited partners are dependent upon when they acquired their interest in the Partnership.

The partnership agreement requires that distributions to limited partners of Cash Available for Distribution (as defined in the Prospectus dated March 30, 1984) shall be made in such amounts and at such times as the general partners may determine, but not less frequently than semi-annually.

Note #3  Income-Producing Properties
- -------  ---------------------------

         A summary of income-producing properties as of December 31 follows:
                                         1995            1994
                                       ---------       ---------
         Mobile home park              1,754,456       1,754,456
         Restaurant properties
          (six in 1995 and 1994)       3,886,528       3,886,528
                                       ---------       ---------
                                       5,640,984       5,640,984

         Less: Accumulated
            depreciation               1,503,961       1,346,456
                                       ---------       ---------
                                       4,137,023       4,294,528
                                       =========       =========

On February 28, 1992, a restaurant property owned by the Partnership which previously had been leased to an affiliate, was sold to a non-affiliated third party in exchange for a note receivable totalling $285,000, secured by the property, and cash proceeds of $72,000. Of those proceeds, $38,000 was utilized to pay accrued real estate taxes from prior years. This transaction resulted in a $65,000 loss which was reflected in a prior year Statement of Income. The outstanding balance on the note receivable, which bears interest at 9%, is $244,865 and $256,919 at December 31, 1995 and 1994, respectively.




Note #4  Leases of Income-Producing Properties
- -------  -------------------------------------
The Partnership leases five restaurant properties under various terms ranging from nine to ten years with various options to renew the leases at the end of the original term. Rent, which is payable monthly, is generally equal to the greater of the percentage of each restaurant's gross sales or a minimum base rental stated in the lease. Leases of restaurant properties are "triple net" to the Partnership, with the lessee being responsible for occupancy costs such as maintenance, insurance, taxes and utilities. The Partnership is, however, contingently liable for real estate taxes that are owed by its tenants. All rents received to date are based on the minimum rentals, as none of the properties have exceeded the gross sales levels as defined in the leases.

In January 1992, the Partnership reached an agreement with a former tenant whereby the tenant terminated their lease arrangement and paid $47,822 in delinquent rent and property taxes. In addition, the former tenant paid the Partnership $40,000 to compensate for decreased rental income to be received from a new tenant obtained by the Partnership. The $40,000 has been recorded as deferred rental income and is being amortized over a four year period, which represents the terminated lease period. During 1995, 1994 and 1993, $10,026, $10,575 and $9,668, respectively, of deferred rent was amortized and recorded as rental income. As of December 31, 1995, all deferred rental income has been recognized.

The approximate minimum annual rental commitments under five operating lease agreements in effect at December 31, 1995 are as follows:
              1996                         323,000
              1997                         326,000
              1998                         326,000
              1999                         278,000
              2000                         282,000
              Thereafter                   844,000
                                         ---------
                                         2,379,000

The Partnership also operates a mobile home park which has 182 rental spaces. As of December 31, 1995 and 1994, respectively, all rental spaces were leased. The mobile home park receives income on a monthly basis from tenant leases which normally have lease terms of one year or less. Rental revenue for the park was approximately $462,000, $441,000 and $421,000 in 1995, 1994 and 1993,
respectively.






Note #5  Due From Affiliates
- -------  -------------------
Note Receivable
- ---------------
Prior to December 31, 1993, the Partnership had a note receivable which was originated in 1988 from an affiliated corporation that had a balance owing of $47,209, plus unpaid interest of $13,425. The note was for past due rental and real estate tax payments due from that corporation. Payment on the note was personally guaranteed by one of the general partners of the Partnership, who is also a stockholder and officer of the affiliate.

On December 31, 1993, the Partnership and that general partner exchanged that note for the right to a third party promissory note held by that general partner. The new note has a principal balance of $51,325 and bears interest at 4.67%, requiring monthly payments of interest only. The principal portion of the note is due at the earlier of either the sale of substantially all of the assets of the maker or the dissolution thereof. The exchange of the old note for the third party note resulted in a loss of $9,309 for the year ended December 31, 1994. During the year ending December 31, 1995, the note was paid in full.


Note #6  Related Party Transactions
- -------  --------------------------
Certain general partners own or control businesses which have agreed to perform a variety of services for the Partnership. In addition, certain general partners were securities agents for the managing dealer which originally offered the limited partnership interests.

In consideration for these services, the general partners and their affiliates have received or will in the future receive certain compensation at amounts which are provided by the partnership agreement.

The following table sets forth the types, amounts and recipients of compensation paid annually by the Partnership to the general partners and their affiliates:


Affiliate and Service                    Amount of Compensation
- ---------------------                    ----------------------

General partners' and affiliates        At lower of cost or
reimbursable expenses.                  prevailing rates at
                                        which comparable services
                                        could have been obtained in

                                        the same geographic area
                                        for similar services.  The
                                        amount of expenses
                                        reimbursed was $7,618 in
                                        1993.


Property management fee payable to      Residential property:
Long Management Associates for prop-
erty management and rental services.    At rates prevailing for
                                        comparable services where
                                        the properties are located,
                                        but not to exceed 6% of
                                        gross revenues.

                                        Other than residential
                                        properties:

                                        At rates prevailing for
                                        comparable services where
                                        properties are located, but
                                        not to exceed 3% of gross
                                        revenues from office
                                        buildings or 1.5% of gross
                                        revenues from other net
                                        leased commercial
                                        properties.

                                        Total property management
                                        fees incurredwere $9,200 in

                                        1993.

Effective June 1, 1993, the Partnership entered into new property and partnership management agreements. The partnership management agreement is with an unrelated management company. The property management agreement is with a related entity owned by the same general partners. The related property management firm simultaneously subcontracted with the same unrelated management company handling the partnership management. The terms and conditions of these agreements are similar to the above related party agreements, which they replace.




















RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
                          December 31, 1995
Col. A               Col. B    Col. C                  Col. D
- -------------------- ------- ----------------------- ------------
                              Initial cost to           Costs
                              Partnership             Capitalized
                              ----------------------- Subsequent to
                                                      Acquisition
                      Encum-             Buildings &  -------------
Descript              brances    Land    Improvements
Improvements(b)
- --------------------  ------- ---------- ------------ -------------
Rocky Rococo Restaurant
Wauwatosa, WI           (a)     $150,000    $325,125    $189,925

Hardee's Restaurant
 West Allis, WI         (a)      250,000     394,282     100,000

Pizza Hut Restaurant
 Waterloo, IA           (a)      128,800     392,595           0

Wendy's Restaurant
 Wauwatosa, WI          (a)      235,000     420,395           0

Spacious Acres
 Mobile Home Park
 Concord, WI            (a)      110,400   1,215,803     428,254

Wendy's Restaurant
 Eden Prairie, MN       (a)      265,000     436,023      20,274

Rocky Rococo Restaurant
 Racine, WI             (a)      175,000     404,108           0
                               ----------  ----------  ----------
Total                          1,314,200   3,588,331     738,453
                               =========   =========   =========












RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
                    December 31, 1995
Col. A                               Col. E
- ---------------------- --------------------------------------------
                       Gross Amount at which Carried
                       at Close of Period
                       --------------------------------------------
                                  Buildings and
Description             Land      Improvements(b)       Total
- ---------------------- ---------  ---------------    -----------
Rocky Rococo Restaurant
Wauwatosa, WI          $150,000        $515,050        $665,050

Hardee's Restaurant
 West Allis, WI         250,000         494,282         744,282

Pizza Hut Restaurant
 Waterloo, IA           128,800         392,595         521,395

Wendy's Restaurant
 Wauwatosa, WI          235,000         420,395         655,395

Spacious Acres
 Mobile Home Park
 Concord, WI            126,400       1,628,057       1,754,457

Wendy's Restaurant
 Eden Prairie, MN       265,000         456,297         721,297

Rocky Rococo Restaurant
 Racine, WI             175,000         404,108         579,108
                      ---------       ----------      ---------
Total                 1,330,200       4,310,784       5,640,984
                      =========       ==========      ==========














RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
                        December 31, 1995
Col. A               Col. F       Col. G       Col. H      Col. I
- -----------------  ------------  ----------  -----------  --------
                                                        Depreciable
                  Accumulated                    Date     Life per
                  Depreciation    Date of     Acquired by  Income
Description       (Book basis)  Construction  Partnership Statement
- -----------------  ------------  ----------  -----------  ---------
Rocky Rococo Restaurant
Wauwatosa, WI       $211,977      1984         07/06/84      (d)

Hardee's Restaurant
 West Allis, WI      166,530      1984         01/30/85      (d)

Pizza Hut Restaurant
 Waterloo, IA        141,771      1985         03/01/85      (d)

Wendy's Restaurant
 Wauwatosa, WI       149,474      1985         05/22/85      (d)

Spacious Acres
 Mobile Home Park
 Concord, WI         537,270      Var.         04/30/85      (d)

Wendy's Restaurant
 Eden Prairie, MN    155,502      1985         07/12/85      (d)

Rocky Rococo Restaurant
 Racine, WI          141,437      1985         07/10/85      (d)
                   ---------
Total              1,503,961
                   =========
















                    RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
                       (A Wisconsin Limited Partnership)

NOTES TO SCHEDULE III

(a)  All properties are unencumbered at December 31, 1995.

(b)  Includes personal property.

(c) The aggregate cost of land, buildings and improvements for Federal Income Taxpurposes is the same as for book purposes.

(d)  Depreciation expense is computed based upon the following estimated useful lives:
                                                    Years
                                          ------------------------
                                          Financial       Income
                                          Statement         Tax
                                          Purposed        Purposes
                                          ---------       --------
     Buildings and Improvements              30            15-40
     Personal Property                       5-7            7-12

(e)       Reconciliation of Real Estate
    ------------------------------------------
    Balance at January 1, 1993                      $5,583,063
      Additions during the period:
        Acquisitions                                         0
        Improvements                                    72,525
                                                    ----------
    Balance at December 31, 1993                     5,655,588

      Reductions during the period:
        Disposal of investment property                (16,925)

      Additions during the period:
        Acquisitions                                         0
        Improvements                                     2,321
                                                    ----------
    Balance at December 31, 1994                     5,640,984

      Additions during the period:
        Acquisitions                                         0
        Improvements                                         0
                                                    ----------
    Balance at December 31, 1995                    $5,640,984
                                                    ==========

                    RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
                       (A Wisconsin Limited Partnership)

                    Reconciliation of Accumulated Depreciation
Balance at January 1, 1993                           $1,034,890

  Depreciation expense for the period                   154,243
                                                     ----------
Balance at December 31, 1993                          1,189,133

  Depreciation expense for the period                   157,323
                                                     ----------
Balance at December 31, 1994                          1,346,456

  Depreciation expense for the period                   157,505
                                                     ----------
Balance at December 31, 1995                         $1,503,961
                                                     ==========


































                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAL-YIELD EQUITIES II LIMITED PARTNERSHIP


BY:  Robert A. Long
     --------------------------------------
     Robert A. Long, General Partner


DATE:                  3/30/96
       ---------------         -------------
Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                         Date
- -----------------------------------------------------------------
Robert A. Long           General Partner of            3/30/96
- -------------------      RAL-Yield Equities II         -------
Robert A. Long           Limited Partnership

John A. Hanson           General Partner of            3/30/96
- --------------           RAL-Yield Equities II         -------
John A. Hanson           Limited Partnership

Christine D. Kennedy     Controller, First Financial   3/30/96
- --------------------     Realty Management             -------
Christine D. Kennedy

