Form 10-Q
period 1996-03-31
RAL YIELD EQUITIES II LTD PARTNERSHIP
filed 1996-05-09
CIK 793035

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
- ------    SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended
                         March 31, 1996
                              OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
- ------    SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number
                             0-14548
                             -------
              RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
              -----------------------------------------
       (Exact name of registrant as specified in its charter)

          Wisconsin                             39-1494302
- -------------------------------         ---------------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)            Identification Number)

   20875 Crossroads Circle
         Suite 800
     Waukesha, Wisconsin                          53186
- -------------------------------         ---------------------------
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

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K (None)

Signatures



































                      RAL-YIELD EQUITIES II
                       LIMITED PARTNERSHIP
                         BALANCE SHEETS
             March 31, 1996 and December 31, 1995
                                         UNAUDITED      AUDITED
                                          MAR 31,     DECEMBER 31,
         ASSETS                             1996          1995
- -------------------------------------   -----------    -----------
INVESTMENT PROPERTY, less accumulated
depreciation of $1,546,462 in 1996
and $1,503,961 in 1995                  $4,107,124     $4,137,023

CASH AND CASH EQUIVALENTS                  491,755        796,258

RENT AND OTHER RECEIVABLES                  12,591          7,510

DEFERRED CHARGES (net)                       8,031          8,406

NOTE RECEIVABLE                            241,678        244,865

OTHER ASSETS                                 3,325          5,155
                                        ----------     ----------
TOTAL ASSETS                            $4,864,504     $5,199,217
                                        ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES     $ 96,917       $145,170
TENANT SECURITY DEPOSITS                    29,713         29,554
                                        ----------     ----------
                                          $126,630       $174,724

LIMITED PARTNERS' CAPITAL                4,686,075      4,974,396
GENERAL PARTNERS' CAPITAL                   51,799         50,097
                                        ----------     ----------
PARTNERS' CAPITAL                        4,737,874      5,024,493
                                        ----------     ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL $4,864,504     $5,199,217
                                        ==========     ==========

     The accompanying notes are an integral part of these statements.


                       RAL-YIELD EQUITIES II
                        LIMITED PARTNERSHIP

                      Statement of Operations
      For the three months ended March 31, 1996 and 1995

                                   UNAUDITED

                              3 MONTHS    3 MONTHS
                                ended       ended
                               MAR 30,     MAR 30,
                                1996        1995
                              --------    --------
REVENUE:
 Rental income                 $201,293   $194,054
 Restaurant sales               207,051    178,483
 Interest & other                23,229     19,610
                               --------   --------
                               $431,573   $392,147

OPERATING EXPENSES:
 Restaurant operating
  expenses                     $156,678   $134,474
 Management fees                 12,866     10,890
 Mobile home park and
   administrative exp.           51,979     69,456
 Depreciation and
   amortization                  39,877     39,751
                               --------   --------
                               $261,400   $254,571
                               --------   --------
NET INCOME (LOSS)              $170,173   $137,576
                               ========   ========



   The accompanying notes are an integral part of these statements.








                             RAL-YIELD EQUITIES II
                              LIMITED PARTNERSHIP

                   Statements of Changes in Partners' Capital
                For the three months ended March 31, 1996 and
                     for the year ended December 31, 1995

                                      UNAUDITED
                        General           Limited
                        Partners          Partners
                     (1% ownership)    (99% ownership)    Total
                    --------------    -------------- -----------
BALANCE, Jan. 1, 1995   $43,552         $4,968,522     $5,012,074
                     ----------        -----------    -----------

NET INCOME                6,545            647,995        654,540

CASH DISTRIBUTIONS            0           (642,121)      (642,121)
                     ----------        -----------    -----------

BALANCE, Dec. 31, 1995  $50,097         $4,974,396     $5,024,493

NET INCOME                1,702            168,471        170,173

CASH DISTRIBUTIONS            0           (456,792)      (456,792)

BALANCE, March 31, 1996 $51,799         $4,686,075     $4,737,874
                     ==========        ===========    ===========

The accompanying notes are an integral part of these statements.














                              RAL-YIELD EQUITIES II
                               LIMITED PARTNERSHIP

                             Statements of Cash Flows
             For the three months ended March 31, 1996 and 1995

                                              UNAUDITED
                                   MAR 31,              MAR 31,
                                    1996                 1995
                                -------------        -------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income (loss)                   $170,173             $137,576
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
     amortization expense             39,877               39,751
     Gain on sale of equipment        (1,000)                   0
Change in assets and
 liabilities:
     Rent and Receivables             (5,081)             (21,165)
     Other Assets                      1,830                2,527
     Accounts payable and
      accrued expenses               (48,253)             (29,966)
     Tenants' security
      deposits                           159                  425
                                  -----------          -----------
Net Cash provided by
 operating activities:              $157,705             $129,148

Cash flows from investing
 activities:
     Proceed from sale of
       equipment                       1,000                   0
     Additions to investment
      properties                      (9,603)                   0
                                  -----------          -----------
Net Cash provided by
 (used in) investing
 activities                           (8,603)                   0








Cash flows from financing
 activities:
     Note Receivable                   3,187                2,913
     Cash distributions paid        (456,792)            (151,087)
                                  -----------          -----------
Net Cash used in
 financing activities              ($453,605)           ($148,174)
                                  -----------          -----------
Net increase (decrease)
 in cash                            (304,503)             (19,026)

Cash at beginning of period          796,258              573,155

Cash at end of period               $491,755             $554,129
                                  ===========          ===========



     See accompanying notes to financial statements.



























                        RAL YIELD EQUITIES II
                         LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS

Pursuant to Rule 10-01(a)(5) of Regulation S-X (17 CFR Part 210) RAL-Yield Equities II Limited Partnership is omitting its footnote disclosure. The Registrant has presumed that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. The disclosure is being omitted since it substantially duplicates the disclosure contained in the most recent annual report to security holders, Form 10-K for the fiscal year ended December 31, 1995.

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

Net cash flow provided by operating activities for the three months ended March 31 was $157,705 in 1996 and $129,148 in 1995, primarily from earnings and depreciation, net of increases in receivables.

As of March 31, 1996, the Partnership had cash and cash equivalents of approximately $492,000 representing undistributed cash flow, working capital reserves, repair and improvement reserves, and tenant security deposits. The Partnership has the following cash needs for repairs and improvements:

The DNR has approved the Partnership's plan to upgrade the sewage treatment plant at Spacious Acres Mobile Home Park. The approximate cost to perform this repair has been estimated at $100,000. This should not effect the level of cash distributions to the limited partners due to the large amount of cash reserves on hand.

The general partners are considering an expansion of Spacious Acres after work on the sewage treatment plant is complete. No estimates have been done as to the cost of this expansion, but the expansion would be funded out of the excess cash on hand and would not effect current distribution levels.
                                I-7
A distribution totaling approximately $457,000 was made to the Limited Partners in February, 1996. This distribution consisted of a $208,000 cash flow distribution and $249,000 in return of capital.

The Partnership is not currently experiencing any major tenant delinquency problems with any of its commercial properties. The tenant of the property in Racine, Wisconsin was recently notified for a second time that they are one month behind in their rent. The total amount owed is $6,753. They continue to pay regularly and it is hoped that they will catch up entirely in the near future.


Results of Operations:

Gross rental revenues of $201,293 for the first quarter of 1996 increased 3.7% percent over gross rental revenues of $194,054 for the first quarter of 1995. This is primarily due to the annual rent increases at the mobile home park and the effect of the rent increase at the commercial property in Waterloo, Iowa.

Rental property operating and administrative expenses were $51,979 for the first quarter of 1996 and $69,456 for the first quarter
1995.

Restaurant operations reported net income for the first quarter of 1996 of $44,000 on sales of $208,000. In the first quarter of 1995, restaurant operations reported net income of $36,000 on sales of $178,000.

Net income for the first quarter of 1996 was $170,000 compared to net income of $138,000 for the first quarter of 1995.

The following is a listing of the approximate average physical occupancy rates for the Partnership's investment in Spacious Acres
Mobile Home Park during the period covered by this report.
                                 Occupancy Rate
                                  Three months
                               ended Mar 31, 1996      1995
                               --------------------    ----
     Spacious Acres MHP                100%             100%








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


                  RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
                               (Registrant)


Date:  April 22, 1996                 Robert A. Long
                                      -------------------------
                                      Robert A. Long
                                      General Partner

                                      Christine Kennedy
                                      -------------------------
                                      Christine Kennedy
                                      Controller