Form 10-Q
period 1996-06-30
RAL YIELD EQUITIES II LTD PARTNERSHIP
filed 1996-08-12
CIK 793035

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
- ------          SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended
                          June 30, 1996
                              OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
- ------           THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number
                             0-14548
                             -------
              RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
              -----------------------------------------
       (Exact name of registrant as specified in its charter)

          Wisconsin                             39-1494302
- -------------------------------       ---------------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)            Identification Number)

   20875 Crossroads Circle
         Suite 800
     Waukesha, Wisconsin                          53186
- -------------------------------        --------------------------
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

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K (None)

Signatures



































                      RAL-YIELD EQUITIES II
                       LIMITED PARTNERSHIP
                         BALANCE SHEETS
             June  30, 1996 and December 31, 1995
                                         UNAUDITED      AUDITED
                                         JUNE 30,    DECEMBER 31,
         ASSETS                             1996          1995
- -------------------------------------   -----------   -----------
INVESTMENT PROPERTY, less accumulated
depreciation of $1,583,280 in 1996
and $1,503,961 in 1995                   4,084,232      4,137,023

CASH AND CASH EQUIVALENTS                  471,508        796,258

RENT AND OTHER RECEIVABLES                  15,895          7,510

DEFERRED CHARGES, less accumulated
amortization of $7,344 in 1996
and $5,844 in 1995                           7,656          8,406

NOTE RECEIVABLE                            238,420        244,865

OTHER ASSETS                                 3,993          5,155
                                        ----------     ----------
TOTAL ASSETS                             4,821,704      5,199,217
                                        ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES       93,830        145,170
TENANT SECURITY DEPOSITS                    30,393         29,554
                                        ----------     ----------
                                           124,223        174,724

LIMITED PARTNERS' CAPITAL                4,644,009      4,974,396
GENERAL PARTNERS' CAPITAL                   53,472         50,097
                                        ----------     ----------
PARTNERS' CAPITAL                        4,697,481      5,024,493
                                        ----------     ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL  4,821,704      5,199,217
                                        ==========     ==========


     The accompanying notes are an integral part of these statements.

                              I-1

                       RAL-YIELD EQUITIES II
                        LIMITED PARTNERSHIP

                      Statement of Operations
   For three months and six months ended June 30, 1996 and 1995

                                   UNAUDITED

                      3 MONTHS  6 MONTHS  3 MONTHS    6 MONTHS
                       ended     ended     ended       ended
                      JUNE 30,   JUNE 30,  JUNE 30,    JUNE 30,
                       1996       1996      1995        1995
                     --------  ---------  ---------   ---------

REVENUE:
 Rental income         199,804    401,096   194,911    388,965
 Restaurant sales      224,852    431,903   194,985    373,468
 Interest & other       16,647     39,876    18,825     38,436
                      --------   --------  --------   --------
                       441,303    872,875   408,721    800,869

OPERATING EXPENSES:
 Restaurant operating
  expenses             160,514    313,050   135,622    270,096
 Management fees        13,136     26,002    10,890     21,780
 Mobile home park
  operating and
  administrative exp.   60,105    116,225    58,488    127,945
 Depreciation and
  amortization          40,193     80,070    39,751     79,502
                      --------   --------  --------   --------
                       273,948    535,347   244,751    499,323
                       --------   -------- --------   --------
NET INCOME (LOSS)      167,355    337,528   163,970    301,546
                      ========   ========  ========   ========


   The accompanying notes are an integral part of these statements.








                                  I-2


                          RAL-YIELD EQUITIES II
                           LIMITED PARTNERSHIP

                Statements of Changes in Partners' Capital
                For the six months ended June 30, 1996 and
                  for the year ended December 31, 1995

                                      UNAUDITED
                        General         Limited
                        Partners        Partners
                     (1% ownership)  (99% ownership)    Total

                     --------------  --------------  -----------
BALANCE, Jan. 1, 1995      43,552       4,968,522      5,012,074
                       ----------     -----------    -----------

NET INCOME                  6,545         647,995        654,540

CASH DISTRIBUTIONS              0        (642,121)      (642,121)
                       ----------     -----------    -----------

BALANCE, Dec. 31, 1995     50,097       4,974,396      5,024,493

NET INCOME                  3,375         334,153        337,528

CASH DISTRIBUTIONS              0        (664,540)      (664,540)

BALANCE, June 30, 1996     53,472       4,644,009      4,697,481
                       ==========     ===========    ===========

The accompanying notes are an integral part of these statements.











                                  I-3



                        RAL-YIELD EQUITIES II
                         LIMITED PARTNERSHIP

                       Statements of Cash Flows
         For the six months ended June 30, 1996 and 1995

                                          UNAUDITED
                                  JUNE 30,           JUNE 30,
                                    1996               1995
                                -------------     -------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income (loss)                    337,528            301,546
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
     amortization expense             80,070             79,502
     Gain on sale of equipment        (1,000)                 0
Change in assets and
 liabilities:
     Rent and receivables             (8,385)           (16,997)
     Due from affiliate                    0             51,325
     Other assets                      1,162              3,632
     Accounts payable and
      accrued expenses               (51,340)           (40,452)
     Tenants' security
      deposits                           839                729
                                  -----------        -----------
Net Cash provided by
 operating activities:               358,874            379,285

Cash flows from investing
 activities:
     Proceeds from sale of
       equipment                       1,000                  0
     Additions to investment
      properties                     (26,529)                 0

                                  -----------       -----------
Net Cash provided by
 (used in) investing
 activities                          (25,529)                 0






                                     I-4




Cash flows from financing
 activities:
     Note receivable                   6,445              5,892
     Cash distributions paid        (664,540)          (302,174)
                                  -----------        -----------
Net Cash used in
 financing activities               (658,095)          (296,282)
                                  -----------        -----------
Net increase (decrease)
 in cash                            (324,750)            83,003

Cash at beginning of period          796,258            573,155

Cash at end of period                471,508            656,158
                                  ===========        ===========



     See accompanying notes to financial statements.



























                                     I-5


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

Net cash flow provided by operating activities for the six months ended June 30 was $358,874 in 1996 and $379,285 in 1995, primarily from earnings and depreciation, net of increases in receivables. The 6% decline in cash from operations is a result of the inclusion in 1995 of a $51,000 payment received on a note receivable. This resulted in a $51,000 increase in cash from operations in 1995 that will not reoccur. The decline is not indicative of a decline in operating results.

As of June 30, 1996, the Partnership had cash and cash equivalents of approximately $472,000 representing undistributed cash flow, working capital reserves, repair and improvement reserves, and tenant security deposits. The Partnership has the following cash needs for repairs and improvements:

The Partnership has approved the plan to upgrade the sewage treatment plant at Spacious Acres Mobile Home Park. The upgrade will improve and expand the life of the sewage treatment plant. The approximate cost to perform this repair, including engineering fees, has been estimated at $100,000. This should


                               I-7
not effect the level of cash distributions to the limited partners due to the large amount of cash reserves on hand. It is hoped the repairs will begin in Fall, 1996.

In August, 1996 the Partnership will remodel the restaurant it operates in Wauwatosa, Wisconsin. The remodel will include replacement of carpet, a new dish machine and repair of drywall
in the kitchen area.   The total cost will be approximately
$21,000 which will be funded out of cash reserves.

A distribution totaling approximately $208,000 was made to the Limited Partners in May, 1996.

Results of Operations:

Gross rental revenues of $401,096 for the first half of 1996 increased 3.1% percent over gross rental revenues of $388,965 for the first half of 1995. This is primarily due to the annual rent increases at the mobile home park and the effect of the rent increase at the commercial property in Waterloo, Iowa.

Rental property operating and administrative expenses were $116,225 for the first half of 1996 and $127,945 for the first half 1995.

Restaurant operations reported net income for the first two quarters of 1996 of $96,392 on sales of $431,903. In the first two quarters of 1995, restaurant operations reported net income of $88,098 on sales of $373,468. The increase in revenue from the restaurant is a result of an increase in sales volume. Due to rising food and labor costs, the restaurant will institute a price increase of about 4% sometime after Labor Day, 1996. Together with projected increased sales volume, the price increase should have a positive impact on the amount of sales and cash flow the restaurant produces.

Net income for the period ended June 30, 1996 was $337,528 compared to net income of $301,546 for the period ended June 30, 1995.

The following is a listing of the approximate average physical occupancy rates for the Partnership's investment in Spacious
Acres Mobile Home Park during the period covered by this report.
                                 Occupancy Rate
                                   Six months
                               ended June 30, 1996     1995
                               --------------------    ----
     Spacious Acres MHP                100%             100%


                                   I-8
Inflation:

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


                  RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
                               (Registrant)


Date:  August 9, 1996                 Robert A. Long
                                      -------------------------
                                      Robert A. Long
                                      General Partner

                                      Christine Kennedy
                                      -------------------------
                                      Christine Kennedy
                                      Controller