Form 10-Q
period 1996-09-30
RAL YIELD EQUITIES II LTD PARTNERSHIP
filed 1996-11-13
CIK 793035

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
------          SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended
                        September 30, 1996
                              OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
------           THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number
                             0-14548
                             -------
              RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
              -----------------------------------------
       (Exact name of registrant as specified in its charter)

          Wisconsin                             39-1494302
-------------------------------       ---------------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)            Identification Number)

   20875 Crossroads Circle
         Suite 800
     Waukesha, Wisconsin                          53186
-------------------------------        --------------------------
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

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K (None)

Signatures



































                      RAL-YIELD EQUITIES II
                       LIMITED PARTNERSHIP
                         BALANCE SHEETS
          September 30, 1996 and December 31, 1995
                                        UNAUDITED       AUDITED
                                      SEPTEMBER 30,   DECEMBER 31,
         ASSETS                             1996          1995
-------------------------------------   -----------   -----------
INVESTMENT PROPERTY, less accumulated
depreciation of $1,623,646 in 1996
and $1,503,961 in 1995                   4,051,149      4,137,023

CASH AND CASH EQUIVALENTS                  491,275        796,258

RENT AND OTHER RECEIVABLES                  17,495          7,510

DEFERRED CHARGES, less accumulated
amortization of $7,719 in 1996
and $5,844 in 1995                           7,281          8,406

NOTE RECEIVABLE                            235,087        244,865

OTHER ASSETS                                 4,433          5,155
                                        ----------     ----------
TOTAL ASSETS                             4,806,720      5,199,217
                                        ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES      105,090        145,170
TENANT SECURITY DEPOSITS                    30,928         29,554
                                        ----------     ----------
                                           136,018        174,724

LIMITED PARTNERS' CAPITAL                4,615,489      4,974,396
GENERAL PARTNERS' CAPITAL                   55,213         50,097
                                        ----------     ----------
PARTNERS' CAPITAL                        4,670,702      5,024,493
                                        ----------     ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL  4,806,720      5,199,217
                                        ==========     ==========


     The accompanying notes are an integral part of these statements.

                              I-1

                       RAL-YIELD EQUITIES II
                        LIMITED PARTNERSHIP

                      Statement of Operations
 For three months and nine months ended September 30, 1996 and 1995

                                   UNAUDITED

                      3 MONTHS  9 MONTHS  3 MONTHS    9 MONTHS
                       ended     ended     ended       ended
                     SEPT. 30,  SEPT. 30, SEPT. 30,   SEPT. 30,
                       1996       1996      1995        1995
                     --------  ---------  ---------   ---------

REVENUE:
 Rental income         202,655    603,751   195,786    584,752
 Restaurant sales      226,263    658,166   233,091    606,559
 Interest & other       21,734     61,610    26,200     64,635
                      --------   --------  --------   --------
                       450,652  1,323,527   455,077  1,255,946

OPERATING EXPENSES:
 Restaurant operating
  expenses             163,857    476,907   144,196    414,292
 Management fees        13,647     39,649    10,890     32,670
 Mobile home park
  operating and
  administrative exp.   58,290    174,515    56,412    184,357
 Depreciation and
  amortization          40,741    120,811    39,751    119,253
                      --------   --------  --------   --------
                       276,535    811,882   251,249    750,572
                       --------   -------- --------   --------
NET INCOME (LOSS)      174,117    511,645   203,828    505,374
                      ========   ========  ========   ========


   The accompanying notes are an integral part of these statements.








                                  I-2


                          RAL-YIELD EQUITIES II
                           LIMITED PARTNERSHIP

                Statements of Changes in Partners' Capital
            For the nine months ended September 30, 1996 and
                  for the year ended December 31, 1995

                                      UNAUDITED
                        General         Limited
                        Partners        Partners
                     (1% ownership)  (99% ownership)    Total

                     --------------  --------------  -----------
BALANCE, Jan. 1, 1995      43,552       4,968,522      5,012,074
                       ----------     -----------    -----------

NET INCOME                  6,545         647,995        654,540

CASH DISTRIBUTIONS              0        (642,121)      (642,121)
                       ----------     -----------    -----------

BALANCE, Dec. 31, 1995     50,097       4,974,396      5,024,493

NET INCOME                  5,116         506,529        511,645

CASH DISTRIBUTIONS              0        (865,436)      (865,436)

BALANCE,
  September 30, 1996       55,213       4,615,489      4,670,702
                       ==========     ===========    ===========

The accompanying notes are an integral part of these statements.











                                  I-3



                        RAL-YIELD EQUITIES II
                         LIMITED PARTNERSHIP

                       Statements of Cash Flows
    For the nine months ended September 30, 1996 and 1995

                                          UNAUDITED
                                 SEPT. 30,          SEPT. 30,
                                    1996               1995
                                -------------     -------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income (loss)                    511,645            505,374
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
     amortization expense            120,811            119,253
     Gain on sale of equipment        (1,000)                 0
Change in assets and
 liabilities:
     Rent and Receivables             (9,985)             5,020
     Due from affiliate                    0             51,325
     Other Assets                        722              3,449
     Accounts payable and
      accrued expenses               (40,080)           (35,698)
     Tenants' security
      deposits                         1,373                839
                                  -----------        -----------
Net Cash provided by
 operating activities:               583,486            649,562

Cash flows from investing
 activities:
     Proceed from sale of
       equipment                       1,000                  0
     Additions to investment
      properties                     (33,811)                 0
                                  -----------       -----------
Net Cash provided by
 (used in) investing
 activities                          (32,811)                 0






                                     I-4




Cash flows from financing
 activities:
     Note Receivable                   9,778              8,939
     Cash distributions paid        (865,436)          (453,261)
                                  -----------        -----------
Net Cash used in
 financing activities               (855,658)          (444,322)
                                  -----------        -----------
Net increase (decrease)
 in cash                            (304,983)           205,240

Cash at beginning of period          796,258            573,155

Cash at end of period                491,275            778,395
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

During the Properties' holding periods, the investment strategy is to maintain (on the "triple net lease" restaurant properties) and improve (on Spacious Acres Mobile Home Park) occupancy rates through the application of professional property management (including selective capital improvements). The Partnership also accumulates cash reserves for normal repairs, replacements, working capital, and contingencies.

Net cash flow provided by operating activities for the nine months ended September 30 was $583,486 in 1996 and $649,562 in 1995, primarily from earnings and depreciation, net of increases in receivables. The 9.7% decline in cash from operations is a result of the inclusion in 1995 of a $51,000 payment received on a note receivable. This resulted in a $51,000 increase in cash from operations in 1995 that will not reoccur. The decline is not indicative of a decline in operating results.

As of September 30, 1996, the Partnership had cash and cash equivalents of $491,275 representing undistributed cash flow, working capital reserves, repair and improvement reserves, and tenant security deposits. The Partnership has the following cash needs for repairs and improvements:

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

In August, 1996 the Partnership remodeled the restaurant it
operates in Wauwatosa, Wisconsin. The remodel included replacement of carpet, a new dish machine and repair of drywall in the kitchen
area.   The total cost was approximately $21,000 which was funded
out of cash reserves.

A distribution totaling approximately $201,000 was made to the Limited Partners in August, 1996.

Results of Operations:

Gross rental revenues of $603,751 for the period ended September 30, 1996 increased 3.2% percent over gross rental revenues of $584,752 for the first nine months of 1995. This is primarily due to the annual rent increases at the mobile home park and the effect of the rent increase at the commercial property in Waterloo, Iowa.

Rental property operating and administrative expenses were $174,515 for the period ended September 30, 1996 and $184,357 for the period ended September 30, 1995.

Restaurant operations reported net income for the first three quarters of 1996 of $148,356 on sales of $658,166. In the first three quarters of 1995, restaurant operations reported net income of $157,228 on sales of $606,559. The increase in revenue from the restaurant is a result of an increase in sales volume.  Due to rising food and labor costs, the restaurant will instituted a
price increase of about 4%  after Labor Day, 1996.   Together with
projected increased sales volume, the price increase should have a positive impact on the amount of sales and cash flow the restaurant produces.

Net income for the period ended September 30, 1996 was $511,645 compared to net income of $505,374 for the period ended September
30, 1995.

The following is a listing of the approximate average physical occupancy rates for the Partnership's investment in Spacious
Acres Mobile Home Park during the period covered by this report.
                                 Occupancy Rate
                                   Nine months
                            ended September 30, 1996   1995
                               --------------------    ----
     Spacious Acres MHP                100%             100%

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


                  RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
                               (Registrant)


Date:  November 12, 1996              Robert A. Long
                                      -------------------------
                                      Robert A. Long
                                      General Partner

                                      Christine Kennedy
                                      -------------------------
                                      Christine Kennedy
                                      Controller