Form 10-K
period 1996-12-31
RAL YIELD EQUITIES II LTD PARTNERSHIP
filed 1997-04-01
CIK 793035

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended
                        December 31, 1996

                               OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                     Commission File Number
                             0-14548
                             -------

           RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
           -----------------------------------------
     (Exact name of registrant as specified in its charter)

           Wisconsin                         39-1494302
-------------------------------     --------------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization           Identification Number)

   20875 Crossroads Circle
         Suite 800
     Waukesha, Wisconsin                       53186
-------------------------------      -------------------------
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

                         1996 FORM 10-K
                        TABLE OF CONTENTS
                        -----------------
Part I

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

For the three years covered by this report, listed below is certain financial information related to the Properties owned by the
Partnership:
                    Mobile Home Park        Commercial Properties
                    ----------------        ---------------------
Rental            1996    1995    1994       1996    1995    1994
                  ----    ----    ----       ----    ----    ----
Revenues(000'S)   $483     462     441        324     318     301

Revenues from
restaurant(000'S) $---     ---     ---        843     796     757

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

The Registrant, itself, has 27 employees, twenty-four of which are employees of the restaurant operated by the Partnership.

Item 2.  PROPERTIES

As of March 15, 1997, the Registrant owned the following properties:

Property Name                 Approximate Size
----------------------------- ------------------------------
Rocky Rococo Restaurant       A 3,200 square foot building
Wauwatosa, WI                 on approximately 20,591 square
                              feet of land
Vacant Restaurant             A 4,000 square foot building
West Allis, WI                on 34,000 square feet of land

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

All properties were unencumbered as of December 31, 1996.

Leases on Investment Properties:

The restaurant properties are leased under 20-year leases with two five-year options to renew the lease at the end of the original term. Rent, which is payable monthly, generally is equal to the greater of 6.50% or 6.75% of gross sales depending on the lease, or a minimum base rental stated in the lease. All of the tenants are paying rent based on the minimum base rental. The leases are "triple net" to the Partnership with the lessee being responsible for occupancy costs such as maintenance, insurance, taxes and utilities. The Rocky Rococo Restaurant in Wauwatosa is being operated by the Partnership. Any excess cash flow is contributed to the Partnership. The vacant restaurant property in West Allis, WI was leased to a Hardee's Restaurant franchisee who has filed for bankruptcy. The lessee vacated the premises in December, 1996.
The property has been reclassified in the Partnership financial statements as property held for sale or re-lease as of December 31, 1996. The mobile home park receives income on a monthly basis from tenant leases which normally have lease terms of one year or less.

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

MATERIAL PROPERTIES
-------------------

Following is information with respect to each property whose revenues are greater than 10% of total revenues as denoted above.

The following is a listing of the approximate average physical occupancy rates for the Partnership's investment in Spacious Acres
Mobile Home Park during each of the last five years:
                                         Occupancy Rate
                              ----------------------------------

                               1996   1995   1994   1993   1992
                               ----   ----   ----   ----   ----
                                99%    99%    99%    99%    99%

The following is a listing of the average annual per unit rental rates for the Partnership's investment in Spacious Acres Mobile
Home Park during each of the last five years:
                                 Annual Per Unit Rental Rate
                              ---------------------------------
                               1996   1995   1994   1993   1992
                               ----   ----   ----   ----   ----
                             $2,670  2,539  2,447  2,335  2,226

The Federal tax basis for the mobile home park is identical to the book basis as listed in Schedule III on page F-14 of this report.
Depreciation information on the mobile home park is as follows:
      Type of Asset       Rate      Method    Depreciable Life
      -------------       ----      ------    ----------------
      Land Improvements    SL        ACRS         15/20 Year
      Building             SL        ACRS       18/19/40 Year
      Equipment            DDB    ACRS/MACRS     5/7/12 Year

Real estate tax information for the three years covered by this report for Spacious Acres is as follows:
                                   1996        1995         1994
                                   ----        ----         ----
        Tax rate (per 1,000)     .018925     .020455      .029525
        Real estate taxes        $35,735     $38,626      $43,331

Item 3.  LEGAL PROCEEDINGS

The Partnership is not subject to any material pending legal action.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during 1996.



















                               PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

(b) As of December 31, 1996, there were approximately 1,200 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. The General Partners will not redeem or repurchase Interests.

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

Item 6.  SELECTED FINANCIAL DATA

             Year Ended Year Ended Year Ended Year Ended Year Ended
              12/31/96   12/31/95   12/31/94   12/31/93   12/31/92
             ---------- ---------- ---------- ---------- ----------
Total Revenue$1,650,595 $1,575,619 $1,498,653 $1,286,016 $1,202,639

Net Income      643,133    654,540    566,968    331,268    319,293

Net Income (Loss) from
   Sale of Investment
   Properties         0         0          0          0    (65,261)


Total Assets  4,786,990  5,199,217  5,212,005  5,275,948  5,441,106


Long Term Obligations 0         0          0          0          0

Distributions to
   Limited Partners:
   Return of Capital  0         0          0          0          0
   Cash Flow  1,066,332    642,121    594,903    498,539    333,351

Per Interest Data (1):
   Distributions 128.45      77.35      71.66      60.05      40.16

   Net Income     76.70      78.06      67.61      39.51      38.08

   Net Income (Loss) from
   Sale of Investment
   Properties      0.00       0.00       0.00       0.00     (7.78)


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

Net cash flow provided by operating activities and collections on note receivable was $823,000 in 1996, $865,000 in 1995, and
$724,000 in 1994 primarily from earnings and depreciation, net of increases in receivables.

As of December 31, 1996, the Partnership had cash and cash equivalents of approximately $429,000 representing undistributed cash flow, working capital reserves, and tenant security deposits. Total liabilities amounted to approximately $186,000.

Distributions paid in 1996 totaled approximately $1,066,000.

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

On January, 1991 the Partnership began operating its restaurant property located at 11319 West Bluemound Road Wauwatosa, Wisconsin as a Rocky Rococo restaurant. Revenue for the restaurant was $843,00 in 1996, $796,000 in 1995, and $757,000 in 1994. Expenses
were $623,000 in 1996, $557,000 in 1995, and $529,000 in 1994:
Cash flow provided by the restaurant operations was $220,000 in 1996, $239,000 in 1995, and $228,000 in 1994. The performance of the restaurant continues to be strong and cash flow should increase during 1997 as a result of it.

Results of Operations:

Gross rental revenues varied between 1996, 1995, and 1994 as follows:
          1996      $807,000
          1995       780,000
          1994       742,000

The increase from 1996 through 1994 is a result of Rocky Rococo
Corporation beginning to pay rent to the Partnership in 1994 and the annual rent increase at Spacious Acres Mobile Home Park.

Operating expenses, exclusive of restaurant operations, were $461,000 in 1996, $450,000 in 1995, and $454,000 in 1994.

Net income was $643,000 in 1996 compared to $655,000 in 1995, and $567,000 in 1994. The increases between 1994 and 1995 are due to the reduction in vacancies of the commercial properties, the 1994 agreement with Rocky Rococo Corporation which enabled them to begin paying rent again and continued improved performance of the Rocky Rococo restaurant being operated by the Partnership. The decrease in income between 1996 and 1995 is due to the reduction in income generated by the Rocky Rococo restaurant, the West Allis restaurant property being vacated in December, 1996 by the lessee and the improved performance of the Spacious Acres Mobile Home Park.

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

    a.  None.

    b.  None.





























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

The names, ages and business experience of the General Partners and the significant employee of First Financial Realty Management are as follows:

Name                                    Position
----                               ------------------
Robert A. Long                     General Partner
John A. Hanson                     General Partner
Thomas R. Brophy                   General Partner
Bart Starr                         General Partner
Robert F. Skoronski                General Partner
Douglas C. Heston                  President (FFRM)

There is no family relationship among any of the foregoing officers. The business experience of the General Partners and significant employee includes the following:


Robert A. Long, age 55, has, since January 1982, been a partner in RAL Asset Management Group. He is co-founder of RAL Asset Management Group. Since 1966, Mr. Long has been involved in real estate consulting, development and syndication. Mr. Long is a licensed securities agent. Since 1981 Mr. Long has been involved as an individual, general partner, or affiliate in ownership and management of twenty-six (26) mobile home parks totaling over 2,600 pads in the states of Wisconsin and Minnesota. Prior to 1981, Mr. Long developed or purchased over 200 commercial properties in six states and currently owns individually or through partnerships over 50 restaurants (land and building) leased to restaurant operators, including Pizza Hut, Hardee's, Taco Bell, and Rocky Rococo (or their franchisees). Mr. Long also played professional football for the Green Bay Packers, Atlanta Falcons, and Washington Redskins. Mr. Long received a Bachelor of Science Degree in Business from Wichita State University in 1965 and is currently Executive Director of the Vince Lombardi Scholarship Fund for Wichita State University. Mr. Long is also on the Board of Directors of Roundy's Inc., a major Midwestfood distributor and originator of the Pick 'N Save stores.

John Hanson, age 55, has, since March 1982, been a partner in RAL Asset Management Group. Mr. Hanson is involved individually, as a general partner, or as an affiliate, in the ownership and management of twenty-six (26) mobile home parks in the states of Wisconsin and Minnesota. Mr. Hanson has been involved in pension and profit-sharing and tax consulting for 25 years. In 1975 he founded, and since that time has been president of Pension Designers, Inc., of Appleton, Wisconsin, a firm that specializes in structuring and consulting with respect to qualified retirement plans, estate planning, investment sales and sales of life, health and disability insurance products to individuals, groups or corporations. From 1966 to 1971 Mr. Hanson was engaged in tax consulting, having management and tax accounting responsibilities for a farm management firm with approximately 200 clients. Mr. Hanson is past president of the Fox River Valley Association of Life Underwriters, and the General Agents and Managers Association, an associate member of the American Society of Pension Actuaries, a member of the International Association of Financial Planners, a qualifying and life member of the Million Dollar Round Table, and a registered principal with the National Association of Securities Dealers. Mr. Hanson received his Bachelor of Science Degree in Agri-Business from the University of Wisconsin - River
Falls in 1966.  Mr. Hanson is a licensed securities agent.

Thomas R. Brophy, CLU, ChFC., age 51, has, since March 1982, been a partner of RAL Asset Management Group. Mr. Brophy is involved individually, as a general partner, or as an affiliate in the ownership and management of twenty-six (26) mobile home parks in the states of Wisconsin and Minnesota which total approximately 2,600 pads. Mr. Brophy has been a NASD registered securities representative since 1969, active in the marketing and sales of mutual funds, unit investment trusts, stocks, bonds, limited partnerships and private ventures. Since 1967 Mr. Brophy has also been active in the marketing, selling, training, supervising and managing of personnel, with respect to qualified retirement plans and personal or business life, health and disability insurance plans. He is active in the financial planning field, having been conferred the degree of Chartered Financial Consultant, by the American College, Bryn Mawr, PA, in 1984. He is associated with the Principal Financial Group. Mr. Brophy is an active member of the National and Wisconsin Association of Life Underwriters, Million Dollar Round Table, Fox Valley Estate Planning Council and International Association of Financial Planners. He is recipient of the Fox River Valley Association of Life Underwriters' 1983 "Agent of the Year" award. A 1967 Bachelor of Science graduate from Marquette University, Mr. Brophy went on for advanced studies in insurance, receiving his Chartered Life Underwriter (CLU) degree from the American College, Bryn Mawr, PA, in 1975. Mr. Brophy is a licensed securities agent.

Bart Starr, age 64, has, since January 1984, been a partner in RAL Asset Management Group. He is a University of Alabama graduate with a B.S. Degree in Education. Since 1970, he has been a partner in the Bart Starr Motor Company, Birmingham, Alabama. Since 1979 he has been a member of the Board of Directors of the Sentry Insurance Company, Stevens Point, Wisconsin. He was a Green Bay Packer football player from 1956-1972, the Green Bay Packer
Head Coach from 1975-1983, the NFL Most Valuable Player in 1966, and the Most Valuable Player in Super Bowls I and II. Mr. Starr was a CBS Game Analyst in 1973 and 1974 and the first winner of the Byron White Award in 1967. Mr. Starr has been the recipient of numerous civic and sports awards and is actively engaged in many charitable and public service organizations.

Robert F. Skoronski, age 62, was formerly a general partner of RAL Asset Management Group. From 1968 to 1983, Mr. Skoronski was the president and largest stockholder of Valley School & Office Suppliers, Inc., a Wisconsin corporation, and its affiliates, Valley Business Interiors, Gamut Retail Stores, and a mail order catalog business. Prior to the operating of these business enterprises, Mr. Skoronski served as a regional salesman for Jostens, Inc., a Minnesota corporation. From 1956 through 1968 Mr. Skoronski played professional football with the Green Bay Packers. Mr. Skoronski received a Bachelor of Science Degree in Marketing from Indiana University in 1956.

The following individual is an employee of the unaffiliated property management firm who makes significant contributions to the business of the Partnership:

Douglas C. Heston, age 43, is President of First Financial Realty Management (FFRM). FFRM and affiliates own and/or manage over 50 investment properties. Mr. Heston received a B.A. degree from Duke University (North Carolina) with a double major in Economics and Public Policy Analysis (Statistics) in 1975. He received an M.S. degree in Real Estate Investment Analysis from the University of Wisconsin in 1979. Previously, he worked for real estate appraisal firms in Atlanta and Milwaukee. He co-founded RAL Asset Management Group in 1982 and left at the end of 1984 to found his current firm.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

(a) No person of record owns or is known by the Registrant to own beneficially more than 5% of the outstanding Interests of the Registrant as of December 31, 1996.

(b) As of December 31, 1996, the General Partners beneficially owned the following Interests in the Partnership:

Title of Class           Name of Partner          Percent of Class
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

Title of Class      Amount Beneficially Owned     Percent of Class
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

Real estate commissions payable     The total compensation paid
to Douglas C. Heston Real Estate    all persons for the sale of
or other related party on sale of    properties is limited to 6% of
Partnership properties.             the contract price.  No
                                    commissions were paid in 1996,
                                    1995 and 1994.  Commissions
                                    paid in 1987 were $52,500.  No
                                    commissions were paid prior to
                                    1987.









                            PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  (1 and 2) See Index to Financial Statements and Financial
     Statement Schedule on Page F-1

(b)  Reports on Form 8-K
     None.

(c)  Exhibits
     See Exhibit 27

(d)  Financial Statement Schedule
     See Index to Financial Statements and Financial Statement
     Schedule on Page F-1.






































            RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
                (A Wisconsin Limited Partnership)

                 INDEX TO FINANCIAL STATEMENTS
                AND FINANCIAL STATEMENT SCHEDULE

          COVERED BY REPORTS OF INDEPENDENT ACCOUNTANTS

Report of Independent Accountants                           F-2

Balance Sheets at December 31, 1996 and 1995                F-3

Statements of Income for the years ended
December 31, 1996, 1995 and 1994                            F-4

Statements of Partners' Equity for the
years ended December 31, 1996, 1995 and 1994                F-5

Statements of Cash Flows for the years ended
December 31, 1996, 1995 and 1994                            F-6

Notes to Financial Statements                           F-7 to F-12

Financial statement schedule:  III - Real estate
and accumulated depreciation                           F-13 to F-17

Schedules, other than those listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.






















               INDEPENDENT AUDITOR'S REPORT
               ----------------------------

January 13, 1997



To the Partners of
RAL-Yield Equities II

We have audited the accompanying Balance Sheets of RAL-Yield Equities II (a Wisconsin Limited partnership) as of December 31, 1996 and 1995, and the related Statements of Income, Partners' Equity and Cash Flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RAL-Yield Equities II as of December 31, 1996 and 1995, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Kolb Lauwasser & Co., S.C.

Milwaukee, Wisconsin




                        RAL-YIELD EQUITIES II
                            Balance Sheets
                            --------------
                         As of December 31,

     ASSETS                                1996         1995
     ------                                ----         ----
Properties
----------
Income-Producing Properties - Notes #1, #3 and #4
---------------------------
  Buildings and land improvements       3,772,952      4,172,130
  Equipment                               168,387        138,654
                                        ---------      ---------
                                        3,941,339      4,310,784
  Less:  Accumulated depreciation       1,482,561      1,503,961
                                        ---------      ---------
                                        2,458,778      2,806,823
  Land                                  1,080,200      1,330,200
                                        ---------      ---------
     Total Income-Producing Property    3,538,978      4,137,023
  Property held for sale or re-lease,
   net-Note #5                            561,276            0
                                        ---------      ---------
     Total Properties                   4,100,254      4,137,023
                                        =========      =========
Other
-----
  Cash and cash equivalents - Note #1     428,615        796,258
  Rent and other receivables - Note #1     16,153          7,510
  Note receivable - Note #3               231,679        244,865
  Deferred charges - Note #1                6,906          8,406
  Prepaid expenses                          3,383          5,155
                                        ---------      ---------
     Total Other                          686,736      1,062,194
                                        ---------      ---------
     Total Assets                       4,786,990      5,199,217
                                        =========      =========

     LIABILITIES AND PARTNERS' EQUITY
     --------------------------------

Liabilities
-----------
  Accounts payable and accrued expenses   154,543        145,170
  Tenant's security deposits               31,153         29,554
                                        ---------      ---------
     Total Liabilities                    185,696        174,724
                                        ---------      ---------
Partners' Equity
----------------
  General partners                         56,528         50,097
  Limited partners                      4,544,766      4,974,396
                                        ---------      ---------
     Total Partners' Equity             4,601,294      5,024,493
                                        ---------      ---------
 Total Liabilities and Partners' Equity 4,786,990      5,199,217
                                        =========      =========

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
STATEMENTS.

                        RAL-YIELD EQUITIES II
                         Statements of Income
                         --------------------
                    For the years ended December 31,
                                 1996        1995          1994
                              ---------    ---------    ---------
Revenues
--------
  Rental income                 807,256      779,833      742,020
  Restaurant income             843,339      795,786      756,633
                              ---------    ---------    ---------
     Total Revenues           1,650,595    1,575,619    1,498,653
                              ---------    ---------    ---------
Expenses
--------
  Property management fees       52,180       50,074       47,837
  Administrative expenses        92,477       84,716       89,864
  Property operating expenses   154,580      156,022      150,074
  Amortization and depreciation 163,106      159,005      166,145
  (Gain) loss on
     disposal of property        (1,000)        -          16,925
  Restaurant operating expenses 622,767      556,985      529,020
                              ---------    ---------    ---------
    Total Expenses            1,084,110    1,006,802      999,865
                              ---------    ---------    ---------
     Income Before Other Income 566,485      568,817      498,788
                              ---------    ---------    ---------
Other Income
------------
  Interest                       44,896       52,650       39,352
  Miscellaneous                  31,752       33,073       28,828
                              ---------    ---------    ---------
    Total Other Income           76,648       85,723       68,180
                              ---------    ---------    ---------
      Net Income                643,133      654,540      566,968
                              =========    =========    =========
Net income per limited
   partner interest               76.70        78.06        67.61
                                  =====        =====        =====
Allocation of Income:
  Limited partners              636,702      647,995      561,298
  General partners                6,431        6,545        5,670
                              ---------    ---------    ---------
                                643,133      654,540      566,968
                              =========    =========    =========

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
STATEMENTS.
                              F-4

                          RAL-YIELD EQUITIES II
                     Statements of Partners' Equity
                     ------------------------------
                      For the years ended December 31,

                  Limited  General    1996      1995        1994
                  Partners Partners   Total     Total       Total
                 --------- -------- ---------  --------- ---------
Capital contributions:
  Contributed
     cash       8,301,500   1,000  8,302,500  8,302,500 8,302,500
  Less: Syndi-
     cation costs 768,022    -       768,022    768,022   768,022
                ---------  ------ ---------- ---------- ---------
  Net contri-
     butions    7,533,478   1,000  7,534,478  7,534,478 7,534,478
                ---------  ------ ---------- ---------- ---------
Accumulated income:
  Balance,
     beginning  4,860,584  49,097  4,909,681  4,255,141 3,688,173
  Current net
     income       636,702   6,431    643,133    654,540   566,968
                ---------  ------ ---------- ---------- ---------
  Balance,
     ending     5,497,286  55,528  5,552,814  4,909,681 4,255,141
                ---------  ------ ---------- ---------- ---------
Accumulated distributions:
  Balance,
     beginning (7,419,666)   -    (7,419,666)(6,777,545)(6,182,642)
  Current distri-
     butions   (1,066,332)   -    (1,066,332)  (642,121)  (594,903)
                ---------  ------ ---------- ----------  ---------
  Balance,
     ending    (8,485,998)   -    (8,485,998)(7,419,666)(6,777,545)
                ---------  ------ ---------- ----------  ---------
Total Partners'
   Equity       4,544,766  56,528  4,601,294  5,024,493  5,012,074
                =========  ====== ==========  ========== =========



      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
STATEMENTS.

                            RAL-YIELD EQUITIES II
                          Statements of Cash Flows
                          ------------------------
                       For the years ended December 31,
                                     Cash Increase or (Decrease)
                                   ------------------------------
                                       1996       1995      1994
                                     --------   --------  --------
Cash Flows From Operating Activities
------------------------------------
  Net income                          643,133    654,540   566,968
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Amortization and depreciation     163,106    159,005   166,145
   (Gain) Loss on disposal of property (1,000)       -      16,925
    Additions to doubtful accounts     12,243        -         -

  Decrease (increase) in
  ----------------------
    Rent and other receivables, net   (20,886)    12,526     2,634
    Due from affiliates                   -       51,325       -
    Prepaid expenses                    1,772        981    (3,566)

  Increase (decrease) in
  ----------------------
    Accounts payable and
       accrued expenses                 9,373    (26,347)  (37,353)
    Tenants' security deposits          1,599      1,140     1,345
                                      -------    -------   -------
    Net Cash Provided by
       Operating Activities           809,340    853,170   713,098
                                      -------    -------   -------

Cash Flows From Investing Activities
------------------------------------
  Additions to income-producing
     properties                      (123,837)       -      (2,321)
  Proceeds from note receivable        13,186     12,054    11,020
                                      -------    -------   -------
     Net Cash Provided (Used) by
       Investing Activities          (110,651)    12,054     8,699
                                      -------    -------   -------
Cash Flows From Financing Activities
------------------------------------
  Distributions to partners        (1,066,332)  (642,121) (594,903)
                                      -------    -------   -------
   Net (Decrease) Increase in Cash   (367,643)   223,103   126,894

   Cash and cash equivalents-
      Beginning of Year               796,258    573,155   446,261
                                      -------    -------   -------

   Cash and cash equivalents-
      End of Year                     428,615    796,258   573,155
                                      =======    =======   =======

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
STATEMENTS.

                             RAL-YIELD EQUITIES II
                          Notes to Financial Statements
                          -----------------------------
          For the years ended December 31, 1996, 1995 and 1994

Note #1  Nature of Business and Summary of Significant Accounting
-------  --------------------------------------------------------
            Policies
            --------
A.  Nature of Business
    ------------------
RAL-Yield Equities II(the Partnership) is a Wisconsin limited partnership formed on March 5, 1984 under the provisions of the Wisconsin Uniform Limited Partnership Act, to acquire for cash, operate, lease, develop and eventually sell income-producing real estate properties. Currently, the Partnership owns seven properties. It operates both a mobile home park and a restaurant and leases five commercial properties to various restaurant franchisors. These properties are located in Iowa, Minnesota and Wisconsin. The Partnership will terminate December 31, 2014, except in the event of prior sale of the Partnership's properties, action by a majority interest of the Limited Partners or certain other events.

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

For financial statement purposes, depreciation is determined using the straight-line method.  For income tax reporting purposes, building and land improvements are depreciated using the straight-
line method while equipment is depreciated using accelerated methods.  Depreciable lives for financial statement and income tax purposes are set forth below:
                                   Depreciable Lives
                                  --------------------------
                                   Financial       Income Tax
                                   Reporting       Reporting
                                   ---------      ------------
               Land improvements   30 years        15-31.5 years
               Buildings           30 years        15-39 years
               Equipment           5-7 years       3-7 years

D.  Allowance for Doubtful Accounts
-----------------------------------
Receivables are reviewed periodically by management to determine the adequacy of the allowance for doubtful accounts. Based upon managements' evaluation, an allowance for doubtful accounts was recorded for the years ended December 31, 1996 and 1995 in the amounts of $12,243 and -0-, respectively.

E.  Deferred Charges
--------------------
Costs incurred with respect to organizing the Partnership were deferred and have been fully amortized. Prepaid management fees incurred in the initial public offering were amortized to expense on the straight-line method over the term (ten years) of the management agreement and have been fully amortized. Commission fees incurred to lease the properties have been deferred and amortized over the respective lease term.

         Deferred charges consist of the following at December 31,
                                                   1996       1995
                                                  ------     ------
         Lease commissions                        15,000     15,000
         Less:  Accumulated amortization           8,094      6,594
                                                  ------     ------
                                                   6,906      8,406
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
                                         1996      1995     1994
                                       -------   -------   -------
  Net income per Statements of Income  643,133   654,540   566,968
  Other book/tax differences (principally
   depreciation and amortization)      (34,892)  (50,736)  (81,552)
                                       -------   -------  -------
    Net income for tax purposes        608,241   603,804   485,416
                                       =======   =======    =======

H.  Cash and Cash Equivalents
    -------------------------
For purposes of the Statements of Cash Flows, the Partnership considers all short-term investments in interest-bearing bank accounts and certificates of deposit with an original maturity of three months or less, to be equivalent to cash. Several demand deposit accounts are at one financial institution. Such funds on deposit exceeded the federally insured limit by $323,952 and $654,619 for the years ended December 31, 1996 and 1995, respectively.








Note #2  General Provisions of the Limited Partnership Agreement
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

Note #3  Income-Producing Properties
-------  ---------------------------

         A summary of income-producing properties as of December 31 follows:
                                         1996            1995
                                       ---------       ---------
         Mobile home park              1,853,927       1,754,456
         Restaurant properties (five
          in 1996 and six in 1995)     3,167,612       3,886,528
                                       ---------       ---------
                                       5,021,539       5,640,984

         Less: Accumulated
            depreciation               1,482,561       1,503,961
                                       ---------       ---------
                                       3,538,978       4,137,023
                                       =========       =========

On February 28, 1992, a restaurant property owned by the Partnership which previously had been leased to an affiliate, was sold to a non-affiliated third party in exchange for a note receivable totalling $285,000, secured by the property, and cash proceeds of $72,000. Of those proceeds, $38,000 was utilized to pay accrued real estate taxes from prior years. This transaction resulted in a $65,000 loss which was reflected in a prior year Statement of Income. The outstanding balance on the note receivable, which bears interest at 9%, is $231,679 and $244,865 at December 31, 1996 and 1995, respectively.


Note #4  Leases of Income-Producing Properties
-------  -------------------------------------
The Partnership leases four restaurant properties under various terms ranging from nine to ten years with various options to renew the leases at the end of the original term. As of January 1, 1997, one of the restaurant properties is vacant. Rent, which is payable monthly, is generally equal to the greater of the percentage of each restaurant's gross sales or a minimum base rental stated in the lease. Leases of restaurant properties are "triple net" to the Partnership, with the lessee being responsible for occupancy costs such as maintenance, insurance, taxes and utilities. The Partnership is, however, contingently liable for real estate taxes that are owed by its tenants. The Partnership will incur occupancy expenses for the period of time that the vacant property remains unoccupied. All rents received to date are based on the minimum rentals, as none of the properties have exceeded the gross sales levels as defined in the leases.

In January 1992, the Partnership reached an agreement with a former tenant whereby the tenant terminated their lease arrangement and paid $47,822 in delinquent rent and property taxes. In addition, the former tenant paid the Partnership $40,000 to compensate for decreased rental income to be received from a new tenant obtained by the Partnership. The $40,000 has been recorded as deferred rental income and was amortized over a four year period, which represents the terminated lease period. During 1995 and 1994, $10,026 and $10,575, respectively, of deferred rent was amortized and recorded as rental income. As of December 31, 1996, all deferred rental income had been recognized.










The approximate minimum annual rental commitments under four operating lease agreements in effect at December 31, 1996 are as follows:
              1997                         219,000
              1998                         219,000
              1999                         171,000
              2000                         171,000
              2001                         103,500
              After 2001                   284,000
                                         ---------
                                         1,167,500

The Partnership also operates a mobile home park which has 182 rental spaces. As of December 31, 1996 and 1995, respectively, all rental spaces were leased. The mobile home park receives income on a monthly basis from tenant leases which normally have lease terms of one year or less. Rental revenue for the park was approximately $483,000, $462,000 and $441,000 in 1996, 1995 and 1994,
respectively.


Note #5  Property Held for Sale or Re-Lease
-------  ----------------------------------
At December 31, one of the commercial properties was vacant and is being held for sale or re-lease. Accordingly, this property has been reclassified in the accompanying balance sheet at December 31, 1996.

A summary of the property held for sale or re-lease at December 31, follows:
                                        1996       1995
                                      -------     -------
          Land                        250,000         -

          Building and land
             improvements             494,282         -
                                      -------     -------
                                      744,282         -

          Less: Accumulated
                depreciation          183,006         -
                                      -------     -------
                                      561,276         -
                                      =======     =======

RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
                          December 31, 1996
Col. A               Col. B    Col. C                  Col. D
-------------------- ------- ----------------------- ------------
                              Initial cost to           Costs
                              Partnership             Capitalized
                              ----------------------- Subsequent to
                                                      Acquisition
                      Encum-             Buildings &  -------------
Descript              brances    Land    Improvements
Improvements(b)
--------------------  ------- ---------- ------------ -------------
Rocky Rococo Restaurant
Wauwatosa, WI           (a)     $150,000    $325,125    $215,291

Vacant Restaurant
 West Allis, WI         (a)      250,000     394,282     100,000

Pizza Hut Restaurant
 Waterloo, IA           (a)      128,800     392,595           0

Wendy's Restaurant
 Wauwatosa, WI          (a)      235,000     420,395           0

Spacious Acres
 Mobile Home Park
 Concord, WI            (a)      110,400   1,215,803     527,725

Wendy's Restaurant
 Eden Prairie, MN       (a)      265,000     436,023      20,274

Rocky Rococo Restaurant
 Racine, WI             (a)      175,000     404,108           0
                               ----------  ----------  ----------
Total                          1,314,200   3,588,331     863,290
                               =========   =========   =========









RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
                    December 31, 1996
Col. A                               Col. E
---------------------- --------------------------------------------
                       Gross Amount at which Carried
                       at Close of Period
                       --------------------------------------------
                                  Buildings and
Description             Land      Improvements(b)       Total
---------------------- ---------  ---------------    -----------
Rocky Rococo Restaurant
Wauwatosa, WI          $150,000        $540,416        $690,416

Vacant Restaurant
 West Allis, WI         250,000         494,282         744,282

Pizza Hut Restaurant
 Waterloo, IA           128,800         392,595         521,395

Wendy's Restaurant
 Wauwatosa, WI          235,000         420,395         655,395

Spacious Acres
 Mobile Home Park
 Concord, WI            126,400       1,727,528       1,853,928

Wendy's Restaurant
 Eden Prairie, MN       265,000         456,297         721,297

Rocky Rococo Restaurant
 Racine, WI             175,000         404,108         579,108
                      ---------       ----------      ---------
Total                 1,330,200       4,435,621       5,765,821
                      =========       ==========      ==========











RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
                        December 31, 1996
Col. A               Col. F       Col. G       Col. H      Col. I
-----------------  ------------  ----------  -----------  --------
                                                        Depreciable
                  Accumulated                    Date     Life per
                  Depreciation    Date of     Acquired by  Income
Description       (Book basis)  Construction  Partnership Statement
-----------------  ------------  ----------  -----------  ---------
Rocky Rococo Restaurant
Wauwatosa, WI       $244,180      1984         07/06/84      (d)

Vacant Restaurant
 West Allis, WI      183,006      1984         01/30/85      (d)

Pizza Hut Restaurant
 Waterloo, IA        154,856      1985         03/01/85      (d)

Wendy's Restaurant
 Wauwatosa, WI       163,486      1985         05/22/85      (d)

Spacious Acres
 Mobile Home Park
 Concord, WI         594,419      Var.         04/30/85      (d)

Wendy's Restaurant
 Eden Prairie, MN    170,712      1985         07/12/85      (d)

Rocky Rococo Restaurant
 Racine, WI          154,908      1985         07/10/85      (d)
                   ---------
Total              1,665,567
                   =========












                    RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
                       (A Wisconsin Limited Partnership)

NOTES TO SCHEDULE III

(a)  All properties are unencumbered at December 31, 1996.

(b)  Includes personal property.

(c) The aggregate cost of land, buildings and improvements for Federal Income Tax purposes is the same as for book purposes.

(d)  Depreciation expense is computed based upon the following estimated useful lives:
                                                    Years
                                          ------------------------
                                          Financial       Income
                                          Statement         Tax
                                          Purposes        Purposes
                                          ---------       --------
     Buildings and Improvements              30            15-40
     Personal Property                       5-7            7-12

(e)       Reconciliation of Real Estate
    ------------------------------------------
    Balance at January 1, 1994                      $5,655,588

      Reductions during the period:
        Disposal of investment property                (16,925)

      Additions during the period:
        Acquisitions                                         0
        Improvements                                     2,321
                                                    ----------
    Balance at December 31, 1994                     5,640,984

      Additions during the period:
        Acquisitions                                         0
        Improvements                                         0
                                                    ----------
    Balance at December 31, 1995                    $5,640,984

      Additions during the period:
        Acquisitions                                         0
        Improvements                                   124,837
                                                    ----------
    Balance at December 31, 1996                    $5,765,821
                                                    ==========

                    RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
                       (A Wisconsin Limited Partnership)

                    Reconciliation of Accumulated Depreciation
Balance at January 1, 1994                           $1,189,133

  Depreciation expense for the period                   157,323
                                                     ----------
Balance at December 31, 1994                          1,346,456

  Depreciation expense for the period                   157,505
                                                     ----------
Balance at December 31, 1995                         $1,503,961

  Depreciation expense for the period                   161,606
                                                     ----------
Balance at December 31, 1996                         $1,665,567
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


DATE:                  3/28/97
       ---------------         -------------
Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                         Date
-----------------------------------------------------------------
Robert A. Long           General Partner of            3/28/97
-------------------      RAL-Yield Equities II         -------
Robert A. Long           Limited Partnership

John A. Hanson           General Partner of            3/28/97
--------------           RAL-Yield Equities II         -------
John A. Hanson           Limited Partnership

Douglas C. Heston        President, First Financial    3/28/97
--------------------     Realty Management             -------
Douglas C. Heston

