Form 10-Q
period 1997-03-31
RAL YIELD EQUITIES II LTD PARTNERSHIP
filed 1997-05-22
CIK 793035

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
------    SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended
                         March 31, 1997
                              OR

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

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K (None)

Signatures



































                      RAL-YIELD EQUITIES II
                       LIMITED PARTNERSHIP
                         BALANCE SHEETS
             March 31, 1997 and December 31, 1996
                                         UNAUDITED      AUDITED
                                          MAR 31,     DECEMBER 31,
         ASSETS                             1997          1996
-------------------------------------   -----------    -----------
INVESTMENT PROPERTY, less accumulated
depreciation of $1,482,561 in 1997
and $1,546,462 in 1996                  $3,510,369     $3,538,978

PROPERTY HELD FOR SALE OR RELEASE          557,157        561,276

CASH AND CASH EQUIVALENTS                  409,928        428,615

RENT AND OTHER RECEIVABLES                   7,188         16,153

DEFERRED CHARGES (net)                       6,531          6,906

NOTE RECEIVABLE                            228,195        231,679

OTHER ASSETS                                 3,803          3,383
                                        ----------     ----------
TOTAL ASSETS                            $4,723,171     $4,786,990
                                        ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES     $149,365       $154,543
TENANT SECURITY DEPOSITS                    31,153         31,153
                                        ----------     ----------
                                          $180,518       $185,696

LIMITED PARTNERS' CAPITAL                4,484,702      4,544,766
GENERAL PARTNERS' CAPITAL                   57,951         56,528
                                        ----------     ----------
PARTNERS' CAPITAL                        4,542,653      4,601,294
                                        ----------     ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL $4,723,171     $4,786,990
                                        ==========     ==========

     The accompanying notes are an integral part of these statements.


                       RAL-YIELD EQUITIES II
                        LIMITED PARTNERSHIP

                      Statement of Operations
      For the three months ended March 31, 1997 and 1996

                                   UNAUDITED

                              3 MONTHS    3 MONTHS
                                ended       ended
                               MAR 31,     MAR 31,
                                1997        1996
                              --------    --------
REVENUE:
 Rental income                 $206,329   $201,293
 Restaurant sales               204,759    207,051
 Interest & other                20,362     23,229
                               --------   --------
                               $431,450   $431,573

OPERATING EXPENSES:
 Restaurant operating
  expenses                     $151,146   $156,678
 Management fees                 13,410     12,866
 Mobile home park and
   administrative exp.           82,953     51,979
 Depreciation and
   amortization                  41,686     39,877
                               --------   --------
                               $289,195   $261,400
                               --------   --------
NET INCOME (LOSS)              $142,255   $170,173
                               ========   ========



   The accompanying notes are an integral part of these statements.








                             RAL-YIELD EQUITIES II
                              LIMITED PARTNERSHIP

                   Statements of Changes in Partners' Capital
                For the three months ended March 31, 1997 and
                     for the year ended December 31, 1996

                                      UNAUDITED
                        General           Limited
                        Partners          Partners
                     (1% ownership)    (99% ownership)    Total
                    --------------    -------------- -----------
BALANCE, Jan. 1, 1996   $50,097         $4,974,396     $5,024,493
                     ----------        -----------    -----------

NET INCOME                6,431            636,702        643,133

CASH DISTRIBUTIONS            0         (1,066,332)    (1,066,332)
                     ----------        -----------    -----------

BALANCE, Dec. 31, 1996  $56,528         $4,544,766     $4,601,294

NET INCOME                1,423            140,832        142,255

CASH DISTRIBUTIONS            0           (200,896)      (200,896)

BALANCE, March 31, 1997 $57,951         $4,484,702     $4,542,653
                     ==========        ===========    ===========

The accompanying notes are an integral part of these statements.














                              RAL-YIELD EQUITIES II
                               LIMITED PARTNERSHIP

                             Statements of Cash Flows
             For the three months ended March 31, 1997 and 1996

                                              UNAUDITED
                                   MAR 31,              MAR 31,
                                    1997                 1996
                                -------------        -------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income (loss)                   $142,255             $170,173
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
     amortization expense             41,686              39,877
     Gain on sale of equipment             0              (1,000)
Change in assets and
 liabilities:
     Rent and Receivables              8,965               (5,081)
     Other Assets                       (420)               1,830
     Accounts payable and
      accrued expenses                (5,178)             (48,253)
     Tenants' security
      deposits                             0                  159
                                  -----------          -----------
Net Cash provided by
 operating activities:              $187,308             $157,705

Cash flows from investing
 activities:
     Proceed from sale of
       equipment                           0                1,000
     Additions to investment
      properties                      (8,583)              (9,603)
     Proceeds from Note
      Receivable                       3,484                3,187
                                  -----------          -----------
Net Cash provided by
 (used in) investing
 activities                           (5,099)              (5,416)






Cash flows from financing
 activities:
     Cash distributions paid        (200,896)            (456,792)
                                  -----------          -----------
Net Cash used in
 financing activities              ($200,896)           ($456,792)
                                  -----------          -----------
Net increase (decrease)
 in cash                             (18,687)            (304,503)

Cash at beginning of period          428,615              796,258

Cash at end of period               $409,928              $491,755
                                  ===========          ===========



     See accompanying notes to financial statements.




























                        RAL YIELD EQUITIES II
                         LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS

Pursuant to Rule 10-01(a)(5) of Regulation S-X (17 CFR Part 210) RAL-Yield Equities II Limited Partnership is omitting its footnote disclosure. The Registrant has presumed that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. The disclosure is being omitted since it substantially duplicates the disclosure contained in the most recent annual report to security holders, Form 10-K for the fiscal year ended December 31, 1996.

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

Net cash flow provided by operating activities for the three months ended March 31 was $187,308 in 1997 and $157,705 in 1996, primarily from earnings and depreciation.

As of March 31, 1997, the Partnership had cash and cash equivalents of approximately $410,000 representing undistributed cash flow, working capital reserves, repair and improvement reserves, and tenant security deposits. The Partnership has the following cash needs for repairs and improvements:

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

                                I-7
A distribution totaling approximately $201,000 was made to the Limited Partners in March, 1997.

The Partnership has one vacant restaurant property in West Allis, WI. The property was leased to a Hardee's Restaurant franchisee who vacated the premises in December 1996. The Partnership received $57,300 in 1997 as a buyout of the lease. The property has been reclassified in the Partnership Financial Statements as property held for sale or re-lease as of March 31, 1997. The tenant of the property in Racine, Wisconsin was recently notified for a second time that they are one month behind in their rent. The total amount owed is $6,753. They continue to pay regularly and it is hoped that they will catch up entirely in the near future.

Results of Operations:

Gross rental revenues of $206,329 for the first quarter of 1997 increased 2.5% percent over gross rental revenues of $201,293 for the first quarter of 1996. This is primarily due to the annual rent increases at the mobile home park.

Rental property operating and administrative expenses were $82,953 for the first quarter of 1997 and $51,979 for the first quarter
1996.

Restaurant operations reported net income for the first quarter of 1997 of $44,000 on sales of $207,000. In the first quarter of 1996, restaurant operations reported net income of $44,000 on sales of $208,000.

Net income for the first quarter of 1997 was $142,000 compared to net income of $170,000 for the first quarter of 1996. The decrease in net income is due primarily to increased legal costs and real estate taxes of approximately $18,000 related to the Hardee's store and $4,600 in legal costs related to the mobile home park.

The following is a listing of the approximate average physical occupancy rates for the Partnership's investment in Spacious Acres
Mobile Home Park during the period covered by this report.
                                 Occupancy Rate
                                  Three months
                               ended Mar 31, 1997      1996
                               --------------------    ----
     Spacious Acres MHP                100%             100%




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


                  RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
                               (Registrant)


Date:  April 12, 1997                 Robert A. Long
                                      -------------------------
                                      Robert A. Long
                                      General Partner