Form 10-Q
period 1997-06-30
RAL YIELD EQUITIES II LTD PARTNERSHIP
filed 1997-09-18
CIK 793035

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
------          SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended
                          June 30, 1997
                              OR

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

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K (None)

Signatures



































                      RAL-YIELD EQUITIES II
                       LIMITED PARTNERSHIP
                         BALANCE SHEETS
             June  30, 1997 and December 31, 1996
                                         UNAUDITED      AUDITED
                                         JUNE 30,    DECEMBER 31,
         ASSETS                             1997          1996
-------------------------------------   -----------   -----------
INVESTMENT PROPERTY, less accumulated
depreciation of $1,556,945 in 1997
and $1,546,462 in 1996                   3,473,819      3,538,978

PROPERTY HELD FOR SALE OR RELEASE          553,038        561,276

CASH AND CASH EQUIVALENTS                  378,362        428,615

RENT AND OTHER RECEIVABLES                   8,103         16,153

DEFERRED CHARGES, less accumulated
amortization of $8,844 in 1997
and $8,094 in 1996                           6,156          6,906

NOTE RECEIVABLE                            224,630        231,679

OTHER ASSETS                                 3,910          3,383
                                        ----------     ----------
TOTAL ASSETS                             4,648,018      4,786,990
                                        ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES      117,132        154,543
TENANT SECURITY DEPOSITS                    31,473         31,153
                                        ----------     ----------
                                           148,605        185,696

LIMITED PARTNERS' CAPITAL                4,439,886      4,544,766
GENERAL PARTNERS' CAPITAL                   59,527         56,528
                                        ----------     ----------
PARTNERS' CAPITAL                        4,499,413      4,601,294
                                        ----------     ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL  4,648,018      4,786,990
                                        ==========     ==========

     The accompanying notes are an integral part of these statements.

                       RAL-YIELD EQUITIES II
                        LIMITED PARTNERSHIP

                      Statement of Operations
   For three months and six months ended June 30, 1997 and 1996

                                   UNAUDITED

                      3 MONTHS  6 MONTHS  3 MONTHS    6 MONTHS
                       ended     ended     ended       ended
                      JUNE 30,   JUNE 30,  JUNE 30,    JUNE 30,
                       1997       1997      1996        1996
                     --------  ---------  ---------   ---------

REVENUE:
 Rental income         207,015    413,344   199,804    401,096
 Restaurant sales      207,557    412,316   224,852    431,903
 Interest & other       15,963     36,325    16,647     39,876
                      --------   --------  --------   --------
                       430,535    861,985   441,303    872,875

OPERATING EXPENSES:
 Restaurant operating
  expenses             146,026    297,172   160,514    313,050
 Management fees        13,084     26,494    13,136     26,002
 Mobile home park
  operating and
  administrative exp.   72,083    155,036    60,105    116,225
 Depreciation and
  amortization          41,686     83,372    40,193     80,070
                      --------   --------  --------   --------
                       272,879    562,074   273,948    535,347
                       --------   -------- --------   --------
NET INCOME (LOSS)      157,656    299,911   167,355    337,528
                      ========   ========  ========   ========


   The accompanying notes are an integral part of these statements.








                          RAL-YIELD EQUITIES II
                           LIMITED PARTNERSHIP

                Statements of Changes in Partners' Capital
                For the six months ended June 30, 1997 and
                  for the year ended December 31, 1996

                                      UNAUDITED
                        General         Limited
                        Partners        Partners
                     (1% ownership)  (99% ownership)    Total

                     --------------  --------------  -----------
BALANCE, Jan. 1, 1996      50,097       4,974,396      5,024,493
                       ----------     -----------    -----------

NET INCOME                  6,431         636,702        643,133

CASH DISTRIBUTIONS              0      (1,066,332)    (1,066,332)
                       ----------     -----------    -----------

BALANCE, Dec. 31, 1996     56,528       4,544,766      4,601,294

NET INCOME                  2,999         296,912        299,911

CASH DISTRIBUTIONS              0        (401,792)      (401,792)

BALANCE, June 30, 1997     59,527       4,439,886      4,499,413
                       ==========     ===========    ===========

The accompanying notes are an integral part of these statements.











                        RAL-YIELD EQUITIES II
                         LIMITED PARTNERSHIP

                       Statements of Cash Flows
         For the six months ended June 30, 1997 and 1996

                                          UNAUDITED
                                  JUNE 30,           JUNE 30,
                                    1997               1996
                                -------------     -------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income (loss)                    299,911            337,528
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
     amortization expense             83,372             80,070
     Gain on sale of equipment             0             (1,000)
Change in assets and
 liabilities:
     Rent and Receivables              8,050             (8,385)
     Other Assets                       (527)             1,162
     Accounts payable and
      accrued expenses               (37,411)           (51,340)
     Tenants' security
      deposits                           320                839
                                  -----------        -----------
Net Cash provided by
 operating activities:               353,715            358,874

Cash flows from investing
 activities:
     Proceed from sale of
       equipment                           0              1,000
     Additions to investment
      properties                      (9,225)           (26,529)

                                  -----------       -----------
Net Cash provided by
 (used in) investing
 activities                           (9,225)           (25,529)






Cash flows from financing
 activities:
     Note Receivable                   7,049              6,445
     Cash distributions paid        (401,792)          (664,540)
                                  -----------        -----------
Net Cash used in
 financing activities               (394,743)          (658,095)
                                  -----------        -----------
Net increase (decrease)
 in cash                             (50,253)          (324,750)

Cash at beginning of period          428,615            796,258

Cash at end of period                378,362            471,508
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

Net cash flow provided by operating activities for the six months ended June 30 was $353,715 in 1997 and $358,874 in 1996, primarily from earnings and depreciation.

As of June 30, 1997, the Partnership had cash and cash equivalents of approximately $378,000 representing undistributed cash flow, working capital reserves, repair and improvement reserves, and tenant security deposits. The Partnership has the following cash needs for repairs and improvements:

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

The Partnership has one vacant restaurant property in West Allis, WI. The property was leased to a Hardee's Restaurant franchisee who vacated the premises in December 1996. The Partnership received $57,300 in 1997 as a buyout of the lease. The property has been reclassified in the Partnership Financial Statements as property held for sale or re-lease as of June 30, 1997. The tenant of the property in Racine, Wisconsin was recently notified for a second time that they are one month behind in their rent. The total amount owed is $6,753. They continue to pay regularly and it is hoped that they will catch up entirely in the near future.

A distribution totaling approximately $201,000 was made to the Limited Partners in May, 1997.

Results of Operations:

Gross rental revenues of $413,344 for the first half of 1997 increased 3.1% percent over gross rental revenues of $401,096 for the first half of 1996. This is primarily due to the annual rent increases at the mobile home park and the effect of the rent increase at the commercial property in Waterloo, Iowa.

Rental property operating and administrative expenses were $155,036 for the first half of 1997 and $116,225 for the first half 1996.

Restaurant operations reported net income for the first two quarters of 1997 of $92,599 on sales of $412,316. In the first two quarters of 1996, restaurant operations reported net income of $96,392 on sales of $431,903. The decrease in revenue from the restaurant is a result of an decrease in sales volume.

Net income for the period ended June 30, 1997 was $299,911 compared to net income of $337,528 for the period ended June 30, 1996. The decrease in net income is due primarily to increase legal costs and real estate taxes of approximately $28,000 related to the Hardee's store and $4,000 in legal costs related to the mobile home park.

The following is a listing of the approximate average physical occupancy rates for the Partnership's investment in Spacious
Acres Mobile Home Park during the period covered by this report.
                                 Occupancy Rate
                                   Six months
                               ended June 30, 1997     1996
                               --------------------    ----
     Spacious Acres MHP                99%             100%


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


                  RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
                               (Registrant)


Date:  August 1, 1997                 Robert A. Long
                                      -------------------------
                                      Robert A. Long
                                      General Partner