Form 10-Q
period 1997-09-30
RAL YIELD EQUITIES II LTD PARTNERSHIP
filed 1997-11-17
CIK 793035

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
------          SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended
                        September 30, 1997
                              OR

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

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K (None)

Signatures



































                      RAL-YIELD EQUITIES II
                       LIMITED PARTNERSHIP
                         BALANCE SHEETS
          September 30, 1997 and December 31, 1996
                                        UNAUDITED       AUDITED
                                      SEPTEMBER 30,   DECEMBER 31,
         ASSETS                             1997          1996
-------------------------------------   -----------   -----------
INVESTMENT PROPERTY, less accumulated
depreciation of $1,594,201 in 1997
and $1,546,462 in 1996                   3,437,093      3,538,978

PROPERTY HELD FOR SALE OR RELEASE          548,920        561,276

CASH AND CASH EQUIVALENTS                  373,577        428,615

RENT AND OTHER RECEIVABLES                   7,181         16,153

DEFERRED CHARGES, less accumulated
amortization of $9,219 in 1997
and $8,094 in 1996                           5,781          6,906

NOTE RECEIVABLE                            220,985        231,679

OTHER ASSETS                                 4,351          3,383
                                        ----------     ----------
TOTAL ASSETS                             4,597,888      4,786,990
                                        ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES      126,383        154,543
TENANT SECURITY DEPOSITS                    31,798         31,153
                                        ----------     ----------
                                           158,181        185,696

LIMITED PARTNERS' CAPITAL                4,378,768      4,544,766
GENERAL PARTNERS' CAPITAL                   60,939         56,528
                                        ----------     ----------
PARTNERS' CAPITAL                        4,439,707      4,601,294
                                        ----------     ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL  4,597,888      4,786,990
                                        ==========     ==========

     The accompanying notes are an integral part of these statements.

                              I-1

                       RAL-YIELD EQUITIES II
                        LIMITED PARTNERSHIP

                      Statement of Operations
 For three months and nine months ended September 30, 1997 and 1996

                                   UNAUDITED

                      3 MONTHS  9 MONTHS  3 MONTHS    9 MONTHS
                       ended     ended     ended       ended
                     SEPT. 30,  SEPT. 30, SEPT. 30,   SEPT. 30,
                       1997       1997      1996        1996
                     --------  ---------  ---------   ---------

REVENUE:
 Rental income         198,952    612,296   202,655    603,751
 Restaurant sales      219,534    631,850   226,263    658,166
 Interest & other       19,195     55,520    21,734     61,610
                      --------   --------  --------   --------
                       437,681  1,299,666   450,652  1,323,527

OPERATING EXPENSES:
 Restaurant operating
  expenses             165,927    463,099   163,857    476,907
 Management fees        14,120     40,614    13,647     39,649
 Mobile home park
  operating and
  administrative exp.   74,693    229,729    58,290    174,515
 Depreciation and
  amortization          41,750    125,122    40,741    120,811
                      --------   --------  --------   --------
                       296,490    858,564   276,535    811,882
                       --------   -------- --------   --------
NET INCOME (LOSS)      141,191    441,102   174,117    511,645
                      ========   ========  ========   ========


   The accompanying notes are an integral part of these statements.








                                  I-2


                          RAL-YIELD EQUITIES II
                           LIMITED PARTNERSHIP

                Statements of Changes in Partners' Capital
            For the nine months ended September 30, 1997 and
                  for the year ended December 31, 1996

                                      UNAUDITED
                        General         Limited
                        Partners        Partners
                     (1% ownership)  (99% ownership)    Total

                     --------------  --------------  -----------
BALANCE, Jan. 1, 1996      50,097       4,974,396      5,024,493
                       ----------     -----------    -----------

NET INCOME                  6,431         636,702        643,133

CASH DISTRIBUTIONS              0      (1,066,332)    (1,066,332)
                       ----------     -----------    -----------

BALANCE, Dec. 31, 1996     56,528       4,544,766      4,601,294

NET INCOME                  4,411         436,691        441,102

CASH DISTRIBUTIONS              0        (602,689)      (602,689)
                       ----------     -----------    -----------
BALANCE,
  September 30, 1997       60,939       4,378,768      4,439,707
                       ==========     ===========    ===========

The accompanying notes are an integral part of these statements.











                                  I-3




                        RAL-YIELD EQUITIES II
                         LIMITED PARTNERSHIP

                       Statements of Cash Flows
    For the nine months ended September 30, 1997 and 1996

                                          UNAUDITED
                                 SEPT. 30,          SEPT. 30,
                                    1997               1996
                                -------------     -------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income (loss)                    441,102            511,645
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
     amortization expense            125,122            120,811
     Gain on sale of equipment             0             (1,000)
Change in assets and
 liabilities:
     Rent and Receivables              8,972             (9,985)
     Other Assets                       (968)               722
     Accounts payable and
      accrued expenses               (28,160)           (40,080)
     Tenants' security
      deposits                           644              1,373
                                  -----------        -----------
Net Cash provided by
 operating activities:               546,712            583,486

Cash flows from investing
 activities:
     Proceeds from sale of
       equipment                           0              1,000
     Additions to investment
      properties                      (9,755)           (33,811)
                                  -----------       -----------
Net Cash provided by
 (used in) investing
 activities                           (9,755)           (32,811)






                                     I-4




Cash flows from financing
 activities:
     Note Receivable                  10,694              9,778
     Cash distributions paid        (602,689)          (865,436)
                                  -----------        -----------
Net Cash used in
 financing activities               (591,995)          (855,658)
                                  -----------        -----------
Net increase (decrease)
 in cash                             (55,038)          (304,983)

Cash at beginning of period          428,615            796,258
                                  -----------        -----------
Cash at end of period                373,577            491,275
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

Net cash flow provided by operating activities for the nine months ended September 30 was $546,712 in 1997 and $583,486 in 1996, primarily from earnings and depreciation.

As of September 30, 1997, the Partnership had cash and cash equivalents of $373,577 representing undistributed cash flow, working capital reserves, repair and improvement reserves, and tenant security deposits. The Partnership has the following cash needs for repairs and improvements:

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

The Partnership has one vacant restaurant property in West Allis, WI. The property was leased to a Hardee's Restaurant franchisee who vacated the premises in December 1996. The Partnership received $57,300 in 1997 as a buyout of the lease. The property has been reclassified in the Partnership Financial Statements as property held for sale or re-lease as of September 30, 1997. The tenant of the property in Racine, Wisconsin was recently notified for a second time that they are one month behind in their rent. The total amount owed is $6,753. They continue to pay regularly and it is hoped that they will catch up entirely in the near future.

A distribution totaling approximately $201,000 was made to the Limited Partners in August, 1997.

Results of Operations:

Gross rental revenues of $612,296 for the period ended September 30, 1997 increased 1.4% percent over gross rental revenues of $603,751 for the first nine months of 1996. This is primarily due to the annual rent increases at the mobile home park and the effect of the rent increase at the commercial property in Waterloo, Iowa.

Rental property operating and administrative expenses were $229,729 for the period ended September 30, 1997 and $174,515 for the period ended September 30, 1996.

Restaurant operations reported net income for the first three quarters of 1997 of $135,389 on sales of $631,851. In the first three quarters of 1996, restaurant operations reported net income of $148,356 on sales of $658,166. The decrease in revenue from the restaurant is a result of a decrease in sales volume.

Net income for the period ended September 30, 1997 was $441,102 compared to net income of $511,645 for the period ended September 30, 1996. The decrease in net income is due primarily to decreased profitability of the restaurant, increased legal costs and real estate taxes of approximately $35,000 related to the Hardee's store, $4,000 in legal costs related to the mobile home park, and $9,000 in partnership administration expenses.

The following is a listing of the approximate average physical occupancy rates for the Partnership's investment in Spacious
Acres Mobile Home Park during the period covered by this report.
                                 Occupancy Rate
                                   Nine months
                            ended September 30, 1997   1996
                               --------------------    ----
     Spacious Acres MHP                99%              100%



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


                  RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
                               (Registrant)


Date:  November 12, 1997              Robert A. Long
                                      -------------------------
                                      Robert A. Long
                                      General Partner