Form 10-K
period 1997-12-31
RAL YIELD EQUITIES II LTD PARTNERSHIP
filed 1998-03-30
CIK 793035

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-------   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended
                        December 31, 1997

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

                         1997 FORM 10-K
                        TABLE OF CONTENTS
                        -----------------
Part I

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

For the three years covered by this report, listed below is certain financial information related to the Properties owned by the
Partnership:
                    Mobile Home Park        Commercial Properties
                    ----------------        ---------------------
Rental            1997    1996    1995       1997    1996    1995
                  ----    ----    ----       ----    ----    ----
Revenues(000'S)   $504     483     462        290     324     318

Revenues from
restaurant(000'S) $---     ---     ---        831     843     796

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

The Registrant, itself, has 41 employees, thirty-seven of which are employees of the restaurant operated by the Partnership. These individuals are directed and managed by personnel of First
Financial Realty Management (FFRM).

Item 2.  PROPERTIES

As of March 27, 1998, the Registrant owned the following properties:

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

All properties were unencumbered as of March 27, 1998.

Leases on Investment Properties:

The restaurant properties are leased under 20-year leases with two five-year options to renew the lease at the end of the original term. Rent, which is payable monthly, generally is equal to the greater of 6.50% or 6.75% of gross sales depending on the lease, or a minimum base rental stated in the lease. All of the tenants are paying rent based on the minimum base rental. The leases are "triple net" to the Partnership with the lessee being responsible for occupancy costs such as maintenance, insurance, taxes and utilities. The Rocky Rococo Restaurant in Wauwatosa is being operated by the Partnership. Any excess cash flow is contributed to the Partnership. The vacant restaurant property in West Allis, WI was leased to a Hardee's Restaurant franchisee who has filed for bankruptcy. The lessee vacated the premises in December, 1996.
The property has been reclassified in the Partnership financial statements as property held for sale or re-lease as of December 31, 1997 and 1996. The mobile home park receives income on a monthly basis from tenant leases which normally have lease terms of one year or less.

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

The following is a listing of the approximate average physical occupancy rates for the Partnership's investment in Spacious Acres
Mobile Home Park during each of the last five years:
                                         Occupancy Rate
                              ----------------------------------

                               1997   1996   1995   1994   1993
                               ----   ----   ----   ----   ----
                                99%    99%    99%    99%    99%

The following is a listing of the average annual per unit rental rates for the Partnership's investment in Spacious Acres Mobile
Home Park during each of the last five years:
                                 Annual Per Unit Rental Rate
                              ---------------------------------
                               1997   1996   1995   1994   1993
                               ----   ----   ----   ----   ----
                             $2,786  2,670  2,539  2,447  2,335

The Federal tax basis for the mobile home park is identical to the book basis as listed in Schedule III on page F-14 of this report.
Depreciation information on the mobile home park is as follows:
      Type of Asset       Rate      Method    Depreciable Life
      -------------       ----      ------    ----------------
      Land Improvements    SL        ACRS         15/20 Year
      Building             SL        ACRS       18/19/40 Year
      Equipment            DDB    ACRS/MACRS     5/7/12 Year

Real estate tax information for the three years covered by this report for Spacious Acres is as follows:
                                   1997        1996         1995
                                   ----        ----         ----
        Tax rate (per 1,000)      .017869     .018925     .020455
        Real estate taxes         $33,597     $35,735     $38,626

Item 3.  LEGAL PROCEEDINGS

The Partnership is not subject to any material pending legal action.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during 1997.

















                               PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

(b) As of December 31, 1997, there were approximately 1,200 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. The General Partners will not redeem or repurchase Interests.

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

Item 6.  SELECTED FINANCIAL DATA

             Year Ended Year Ended Year Ended Year Ended Year Ended
              12/31/97   12/31/96   12/31/95   12/31/94   12/31/93
             ---------- ---------- ---------- ---------- ----------
Total Revenue$1,625,397 $1,650,595 $1,575,619 $1,498,653 $1,286,016

Net Income      523,995    643,133    654,540    566,968    331,268

Net Income (Loss) from
   Sale of Investment
   Properties         0          0          0          0         0


Total Assets  4,507,221  4,786,990  5,199,217  5,212,005  5,275,948


Long Term Obligations 0          0          0          0         0

Distributions to
   Limited Partners:
   Return of Capital  0          0          0          0         0
   Cash Flow    803,585  1,066,332    642,121    594,903    498,539

Per Interest Data (1):
   Distributions  96.80     128.45      77.35      71.66      60.05

   Net Income     62.49      76.70      78.06      67.61      39.51

   Net Income from
   Sale of Investment
   Properties      0.00       0.00       0.00       0.00       0.00


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

Net cash flow provided by operating activities and collections on note receivable was $743,000 in 1997, $823,000 in 1996, and
$865,000 in 1995 primarily from earnings and depreciation, net of increases in receivables.

As of December 31, 1997, the Partnership had cash and cash equivalents of approximately $358,000 representing undistributed cash flow, working capital reserves, and tenant security deposits. Total liabilities amounted to approximately $186,000.

Distributions paid in 1997 totaled approximately $804,000.

On January, 1991 the Partnership began operating its restaurant property located at 11319 West Bluemound Road Wauwatosa, Wisconsin as a Rocky Rococo restaurant. Revenue for the restaurant was $831,000 in 1997, $843,000 in 1996, and $796,000 in 1995. Expenses
were $619,000 in 1997, $623,000 in 1996, and $557,000 in 1995:
Cash flow provided by the restaurant operations was $212,000 in 1997, $220,000 in 1996, and $239,000 in 1995. The performance of the restaurant continues to be strong and cash flow should remain about the same during 1998 as a result of it.

The Partnership has not experienced, and is not currently experiencing any liquidity problems. It is not expected that the Partnership will experience liquidity problems due to the nature of the current liabilities. Approximately $32,000 of the current liabilities represent tenant security deposits. The majority of the remaining current liabilities are accrued and escrowed real estate taxes payable in installments, in 1998. The Partnership expects to meet all of its obligations as they come due.

Results of Operations:

Gross rental revenues varied between 1997, 1996, and 1995 as follows:
          1997      $794,000
          1996       807,000
          1995       780,000

The decrease from 1996 to 1997 is a result of one of the commercial properties being vacated in late 1996 and the annual rent increase at Spacious Acres Mobile Home Park.

Operating expenses, exclusive of restaurant operations, and write down of investment property were $494,000 in 1997, $461,000 in 1996, and $450,000 in 1995. In addition, during 1997, as a result of the vacancy of the West Allis, Wisconsin restaurant property, the carrying value of the building and land were written down to its estimated net realizable value. The writedown resulted in a charge to income of $61,000 in 1997.

Net income was $524,000 in 1997 compared to $643,000 in 1996, and $655,000 in 1995. The decrease from 1996 to 1997 was due to the vacancy of the West Allis restaurant for all of 1997, the decision to write-down the carrying value of that restaurant to its estimated net realizable value, an increase in property operating expenses and a reduction in depreciation expense. The decrease in income from 1995 and 1996 was due to the reduction in income generated by the Rocky Rococo restaurant, the West Allis restaurant property vacated in December, 1996 by the lessee and the improved performance of the Spacious Acres Mobile Home Park.

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

Potential Sale of Partnership Properties

The Partnership has received an offer from a prospective purchaser for all or substantially all of the Partnership's properties. Accordingly, the Partnership has entered into an asset purchase agreement with the potential purchaser subject to Securities and Exchange Commission review of the necessary proxy statement/consent document, approval of the limited partners and the receipt of an acceptable fairness opinion.

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

There is no family relationship among any of the foregoing officers. The business experience of the General Partners and significant employee includes the following:


Robert A. Long, age 56, has, since January 1982, been a partner in RAL Asset Management Group. He is co-founder of RAL Asset Management Group. Since 1966, Mr. Long has been involved in real estate consulting, development and syndication. Mr. Long is a licensed securities agent. Since 1981 Mr. Long has been involved as an individual, general partner, or affiliate in ownership and management of twenty-six (26) mobile home parks totaling over 2,600 pads in the states of Wisconsin and Minnesota. Prior to 1981, Mr. Long developed or purchased over 200 commercial properties in six states and currently owns individually or through partnerships over 50 restaurants (land and building) leased to restaurant operators, including Pizza Hut, Hardee's, Taco Bell, and Rocky Rococo (or their franchisees). Mr. Long also played professional football for the Green Bay Packers, Atlanta Falcons, and Washington Redskins. Mr. Long received a Bachelor of Science Degree in Business from Wichita State University in 1965 and is currently Executive Director of the Vince Lombardi Scholarship Fund for Wichita State University. Mr. Long is also on the Board of Directors of Roundy's Inc., a major Midwest food distributor and originator of the Pick 'N Save stores.

John Hanson, age 56, has, since March 1982, been a partner in RAL Asset Management Group. Mr. Hanson is involved individually, as a general partner, or as an affiliate, in the ownership and management of twenty-six (26) mobile home parks in the states of Wisconsin and Minnesota. Mr. Hanson has been involved in pension and profit-sharing and tax consulting for 25 years. In 1975 he founded, and since that time has been president of Pension Designers, Inc., of Appleton, Wisconsin, a firm that specializes in structuring and consulting with respect to qualified retirement plans, estate planning, investment sales and sales of life, health and disability insurance products to individuals, groups or corporations. From 1966 to 1971 Mr. Hanson was engaged in tax consulting, having management and tax accounting responsibilities for a farm management firm with approximately 200 clients. Mr. Hanson is past president of the Fox River Valley Association of Life Underwriters, and the General Agents and Managers Association, an associate member of the American Society of Pension Actuaries, a member of the International Association of Financial Planners, a qualifying and life member of the Million Dollar Round Table, and a registered principal with the National Association of Securities Dealers. Mr. Hanson received his Bachelor of Science Degree in Agri-Business from the University of Wisconsin - River
Falls in 1966.  Mr. Hanson is a licensed securities agent.

Thomas R. Brophy, CLU, ChFC., age 52, has, since March 1982, been a partner of RAL Asset Management Group. Mr. Brophy is involved individually, as a general partner, or as an affiliate in the ownership and management of twenty-six (26) mobile home parks in the states of Wisconsin and Minnesota which total approximately 2,600 pads. Mr. Brophy has been a NASD registered securities representative since 1969, active in the marketing and sales of mutual funds, unit investment trusts, stocks, bonds, limited partnerships and private ventures. Since 1967 Mr. Brophy has also been active in the marketing, selling, training, supervising and managing of personnel, with respect to qualified retirement plans and personal or business life, health and disability insurance plans. He is active in the financial planning field, having been conferred the degree of Chartered Financial Consultant, by the American College, Bryn Mawr, PA, in 1984. He is associated with the Principal Financial Group. Mr. Brophy is an active member of the National and Wisconsin Association of Life Underwriters, Million Dollar Round Table, Fox Valley Estate Planning Council and International Association of Financial Planners. He is recipient of the Fox River Valley Association of Life Underwriters' 1983 "Agent of the Year" award. A 1967 Bachelor of Science graduate from Marquette University, Mr. Brophy went on for advanced studies in insurance, receiving his Chartered Life Underwriter (CLU) degree from the American College, Bryn Mawr, PA, in 1975. Mr. Brophy is a licensed securities agent.

Bart Starr, age 65, has, since January 1984, been a partner in RAL Asset Management Group. He is a University of Alabama graduate with a B.S. Degree in Education. Since 1970, he has been a partner in the Bart Starr Motor Company, Birmingham, Alabama. Since 1979 he has been a member of the Board of Directors of the Sentry Insurance Company, Stevens Point, Wisconsin. He was a Green Bay Packer football player from 1956-1972, the Green Bay Packer
Head Coach from 1975-1983, the NFL Most Valuable Player in 1966, and the Most Valuable Player in Super Bowls I and II. Mr. Starr was a CBS Game Analyst in 1973 and 1974 and the first winner of the Byron White Award in 1967. Mr. Starr has been the recipient of numerous civic and sports awards and is actively engaged in many charitable and public service organizations.

Robert F. Skoronski, age 63, was formerly a general partner of RAL Asset Management Group. From 1968 to 1983, Mr. Skoronski was the president and largest stockholder of Valley School & Office Suppliers, Inc., a Wisconsin corporation, and its affiliates, Valley Business Interiors, Gamut Retail Stores, and a mail order catalog business. Prior to the operating of these business enterprises, Mr. Skoronski served as a regional salesman for Jostens, Inc., a Minnesota corporation. From 1956 through 1968 Mr. Skoronski played professional football with the Green Bay Packers. Mr. Skoronski received a Bachelor of Science Degree in Marketing from Indiana University in 1956.

The following individual is an employee of the unaffiliated property management firm who makes significant contributions to the business of the Partnership:

Douglas C. Heston, age 44, is President of First Financial Realty Management (FFRM). FFRM and affiliates own and/or manage over 50 investment properties. Mr. Heston received a B.A. degree from Duke University (North Carolina) with a double major in Economics and Public Policy Analysis (Statistics) in 1975. He received an M.S. degree in Real Estate Investment Analysis from the University of Wisconsin in 1979. Previously, he worked for real estate appraisal firms in Atlanta and Milwaukee. He co-founded RAL Asset Management Group in 1982 and left at the end of 1984 to found his current firm.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

(a) No person of record owns or is known by the Registrant to own beneficially more than 5% of the outstanding Interests of the Registrant as of December 31, 1997.

(b) As of December 31, 1997, the General Partners beneficially owned the following Interests in the Partnership:

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

     In consideration for these services, the General Partners and related parties receive certain compensation at amounts which were provided by the Partnership agreement. The following table sets forth the types, amount and recipients of compensation related to the Partnership.

Real estate commissions payable     The total compensation paid
to Douglas C. Heston Real Estate    all persons for the sale of
or other related party on sale of    properties is limited to 6% of
Partnership properties.             the contract price.  No
                                    commissions were paid in 1997,
                                    1996 and 1995.  Commissions
                                    paid in 1987 were $52,500.  No
                                    commissions were paid prior to
                                    1987.









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

(d)  Financial Statement Schedule
     See Index to Financial Statements and Financial Statement
     Schedule on Page F-1.






































            RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
                (A Wisconsin Limited Partnership)

                 INDEX TO FINANCIAL STATEMENTS
                AND FINANCIAL STATEMENT SCHEDULE

          COVERED BY REPORTS OF INDEPENDENT ACCOUNTANTS

Report of Independent Accountants                           F-2

Balance Sheets at December 31, 1997 and 1996                F-3

Statements of Income for the years ended
December 31, 1997, 1996 and 1995                            F-4

Statements of Partners' Equity for the
years ended December 31, 1997, 1996 and 1995                F-5

Statements of Cash Flows for the years ended
December 31, 1997, 1996 and 1995                            F-6

Notes to Financial Statements                           F-7 to F-13

Financial statement schedule:  III - Real estate
and accumulated depreciation                           F-14 to F-18

Schedules, other than those listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.
























               INDEPENDENT AUDITOR'S REPORT
               ----------------------------

February 6, 1998



To the Partners of
RAL-Yield Equities II

We have audited the accompanying Balance Sheets of RAL-Yield Equities II (a Wisconsin Limited partnership) as of December 31, 1997 and 1996, and the related Statements of Income, Partners' Equity and Cash Flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RAL-Yield Equities II as of December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Kolb Lauwasser & Co., S.C.

Milwaukee, Wisconsin







                        RAL-YIELD EQUITIES II
                            Balance Sheets
                            --------------
                         As of December 31,

     ASSETS                                1997         1996
     ------                                ----         ----
Properties
----------
Income-Producing Properties - Notes #1, #3, and #4
---------------------------
  Buildings and land improvements       3,782,707      3,772,952
  Equipment                               168,387        168,387
                                        ---------      ---------
                                        3,951,094      3,941,339
  Less:  Accumulated depreciation       1,631,493      1,482,561
                                        ---------      ---------
                                        2,319,601      2,458,778
  Land                                  1,080,200      1,080,200
                                        ---------      ---------
     Total Income-Producing Property    3,399,801      3,538,978
  Property held for sale or re-lease,
   net-Note #5                            500,000        561,276
                                        ---------      ---------
     Total Properties                   3,899,801      4,100,254
                                        ---------      ---------
Other
-----
  Cash and cash equivalents - Note #1     358,191        428,615
  Rent and other receivables - Note #1      7,777         16,153
  Note receivable - Note #3               217,258        231,679
  Deferred charges - Note #1               19,791          6,906
  Prepaid expenses                          4,403          3,383
                                        ---------      ---------
     Total Other                          607,420        686,736
                                        ---------      ---------
     Total Assets                       4,507,221      4,786,990
                                        =========      =========

     LIABILITIES AND PARTNERS' EQUITY
     --------------------------------

Liabilities
-----------
  Accounts payable and accrued expenses   153,439        154,543
  Tenant's security deposits               32,078         31,153
                                        ---------      ---------
     Total Liabilities                    185,517        185,696
                                        ---------      ---------
Partners' Equity
----------------
  General partners                         61,768         56,528
  Limited partners                      4,259,936      4,544,766
                                        ---------      ---------
     Total Partners' Equity             4,321,704      4,601,294
                                        ---------      ---------
 Total Liabilities and Partners' Equity 4,507,221      4,786,990
                                        =========      =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        RAL-YIELD EQUITIES II
                         Statements of Income
                         --------------------
                    For the years ended December 31,
                                 1997        1996          1995
                              ---------    ---------    ---------
Revenues
--------
  Rental income                 794,411      807,256      779,833
  Restaurant income             830,986      843,339      795,786
                              ---------    ---------    ---------
     Total Revenues           1,625,397    1,650,595    1,575,619
                              ---------    ---------    ---------
Expenses
--------
  Property management fees       53,001       52,180       50,074
  Administrative expenses       104,231       92,477       84,716
  Property operating expenses   186,224      154,580      156,022
  Amortization and depreciation 150,432      163,106      159,005
  (Gain) on disposal of property   -          (1,000)        -
  Restaurant operating expenses 619,472      622,767      556,985
  Write-down of investment
     property                    61,276         -            -
                              ---------    ---------    ---------
    Total Expenses            1,174,636    1,084,110    1,006,802
                              ---------    ---------    ---------
     Income Before Other Income 450,761      566,485      568,817
                              ---------    ---------    ---------
Other Income
------------
  Interest                       38,864       44,896       52,650
  Miscellaneous                  34,370       31,752       33,073
                              ---------    ---------    ---------
    Total Other Income           73,234       76,648       85,723
                              ---------    ---------    ---------
      Net Income                523,995      643,133      654,540
                              =========    =========    =========
Net income per limited
   partner interest - Note #7     62.49        76.70        78.06
                                  =====        =====        =====
Allocation of Income:
  Limited partners              518,755      636,702      647,995
  General partners                5,240        6,431        6,545
                              ---------    ---------    ---------
                                523,995      643,133      654,540
                              =========    =========    =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.
                              F-4

                          RAL-YIELD EQUITIES II
                     Statements of Partners' Equity
                     ------------------------------
                      For the years ended December 31,

                  Limited  General    1997      1996        1995
                  Partners Partners   Total     Total       Total
                 --------- -------- ---------  --------- ---------
Capital contributions:
  Contributed
     cash       8,301,500   1,000  8,302,500  8,302,500 8,302,500
  Less: Syndi-
     cation costs 768,022    -       768,022    768,022   768,022
                ---------  ------ ---------- ---------- ---------
  Net contri-
     butions    7,533,478   1,000  7,534,478  7,534,478 7,534,478
                ---------  ------ ---------- ---------- ---------
Accumulated income:
  Balance,
     beginning  5,497,286  55,528  5,552,814  4,909,681 4,255,141
  Current net
     income       518,755   5,240    523,995    643,133   654,540
                ---------  ------ ---------- ---------- ---------
  Balance,
     ending     6,016,041  60,768  6,076,809  5,552,814 4,909,681
                ---------  ------ ---------- ---------- ---------
Accumulated distributions:
  Balance,
     beginning (8,485,998)   -    (8,485,998)(7,419,666)(6,777,545)
  Current distri-
     butions     (803,585)   -      (803,585)(1,066,332)  (642,121)
                ---------  ------ ---------- ----------  ---------
  Balance,
     ending    (9,289,583)   -    (9,289,583)(8,485,998)(7,419,666)
                ---------  ------ ---------- ----------  ---------
Total Partners'
   Equity       4,259,936  61,768  4,321,704  4,601,294  5,024,493
                =========  ====== ==========  ========== =========






      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
STATEMENTS.

                            RAL-YIELD EQUITIES II
                          Statements of Cash Flows
                          ------------------------
                       For the years ended December 31,
                                     Cash Increase or (Decrease)
                                   ------------------------------
                                       1997       1996      1995
                                     --------   --------  --------
Cash Flows From Operating Activities
------------------------------------
  Net income                          523,995    643,133   654,540
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Amortization and depreciation     150,432    163,106   159,005
   (Gain) on disposal of property        -        (1,000)     -
    Additions to doubtful accounts       -        12,243      -
    Allowance for property held
       for resale                      61,276       -         -

  Decrease (increase) in
  ----------------------
    Rent and other receivables, net      8,376   (20,886)    12,526
    Due from affiliates                  -          -        51,325
    Prepaid expenses                    (1,020)    1,772        981
    Deferred charges                  (14,385)      -          -

  Increase (decrease) in
  ----------------------
    Accounts payable and
       accrued expenses                 (1,104)    9,373   (26,347)
    Tenants' security deposits            925      1,599     1,140
                                      -------    -------   -------
    Net Cash Provided by
       Operating Activities           728,495    809,340   853,170
                                      -------    -------   -------

Cash Flows From Investing Activities
------------------------------------
  Additions to income-producing
     properties                        (9,755)  (123,837)      -
  Proceeds from note receivable        14,421     13,186    12,054
                                      -------    -------   -------
     Net Cash Provided (Used) by
       Investing Activities             4,666   (110,651)   12,054
                                      -------    -------   -------
Cash Flows From Financing Activities
------------------------------------
  Distributions to partners          (803,585)(1,066,332)(642,121)
                                      -------    -------   -------
   Net (Decrease) Increase in Cash    (70,424)  (367,643)  223,103

   Cash and cash equivalents-
      Beginning of Year               428,615    796,258   573,155
                                      -------    -------   -------

   Cash and cash equivalents-
      End of Year                     358,191    428,615   796,258
                                      =======    =======   =======

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
STATEMENTS.

                             RAL-YIELD EQUITIES II
                          Notes to Financial Statements
                          -----------------------------
          For the years ended December 31, 1997, 1996 and 1995

Note #1  Nature of Business and Summary of Significant Accounting
-------  --------------------------------------------------------
            Policies
            --------
A.  Nature of Business
    ------------------
RAL-Yield Equities II(the Partnership) is a Wisconsin limited partnership formed on March 5, 1984 under the provisions of the Wisconsin Uniform Limited Partnership Act, to acquire for cash, operate, lease, develop and eventually sell income-producing real estate properties. Currently, the Partnership owns seven properties. It operates both a mobile home park and a restaurant and leases five commercial properties to various restaurant franchisees. These properties are located in Iowa, Minnesota and Wisconsin. As of December 31, 1997, one commercial restaurant property, located in Wisconsin, which had been leased to a franchisee, is vacant. The Partnership will terminate December 31, 2014, except in the event of prior sale of the Partnership's properties, action by a majority interest of the Limited Partners or certain other events.

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








C.  Income-Producing Properties
    ---------------------------
Income-producing properties are carried at the lower of cost less accumulated depreciation or fair value. Cost includes acquisition fees paid to RAL Asset Management Group. Management periodically evaluates a property's fair value based upon occupancy rate and comparison to similar properties in the same geographic area. Adjustment to those values are made by management when deemed appropriate.

For financial statement purposes, depreciation is determined using the straight-line method.  For income tax reporting purposes, building and land improvements are depreciated using the straight-
line method while equipment is depreciated using accelerated methods.  Depreciable lives for financial statement and income tax purposes are set forth below:
                                   Depreciable Lives
                                  --------------------------
                                   Financial       Income Tax
                                   Reporting       Reporting
                                   ---------      ------------
               Land improvements   30 years        15-31.5 years
               Buildings           30 years        15-39 years
               Equipment           5-7 years       3-7 years

D.  Allowance for Doubtful Accounts
-----------------------------------
Receivables are reviewed periodically by management to determine the adequacy of the allowance for doubtful accounts. Based upon management's evaluation, an allowance for doubtful accounts was recorded for the years ended December 31, 1997 and 1996 in the amounts of $0 and $12,243, respectively.

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







         Deferred charges consist of the following at December 31,
                                                   1997       1996
                                                  ------     ------

         Professional fees - Note #6              14,385     -
         Lease commissions                          15,000   15,000
                                                  ------     ------
                                                  29,385     15,000
         Less:  Accumulated amortization            9,594     8,094
                                                  ------     ------
                                                  19,791      6,906
                                                  ======     ======

F.  Leases
    ------
The Partnership has determined that all leases relating to the income-producing properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding cost of land, is depreciated over its estimated useful life.

G.  Income Taxes
    ------------
No income taxes will be payable or provided for by the Partnership since net income or loss is includable in the respective tax returns of the partners. The Partnership files its income tax return on the accrual basis of accounting. The following reconciles the income reported in the accompanying Statements of Income to that reported in the tax returns.

                                         1997      1996     1995
                                       -------   -------   -------
  Net income per Statements of Income  523,995   643,133   654,540
  Other book/tax differences (principally
   depreciation and amortization)      (12,576)  (34,892)  (50,736)
                                       -------   -------   -------
    Net income for tax purposes        511,419   608,241   603,804
                                       =======   =======   =======








                              F-9
H.  Cash and Cash Equivalents
    -------------------------
For purposes of the Statements of Cash Flows, the Partnership considers all short-term investments in interest-bearing bank accounts and certificates of deposit with an original maturity of three months or less, to be equivalent to cash. Several demand deposit accounts are at one financial institution. Such funds on deposit exceeded the federally insured limit by $177,907 and $323,952 for the years ended December 31, 1997 and 1996, respectively.

I.  Fair Value of Financial Instruments
    -----------------------------------
Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

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






Note #3  Income-Producing Properties
-------  ---------------------------

         A summary of income-producing properties as of December 31 follows:
                                         1997            1996
                                       ---------       ---------
         Mobile home park              1,863,682       1,853,927
         Restaurant properties (five
          in both 1997 and 1996)       3,167,612       3,167,612
                                       ---------       ---------
                                       5,031,294       5,021,539

         Less: Accumulated
            depreciation               1,631,493       1,482,561
                                       ---------       ---------
                                       3,399,801       3,538,978
                                       =========       =========


On February 28, 1992, a restaurant property owned by the Partnership which previously had been leased to an affiliate, was sold to a non-affiliated third party in exchange for a note receivable totalling $285,000, secured by the property, and cash proceeds of $72,000. Of those proceeds, $38,000 were utilized to pay accrued real estate taxes from prior years. This transaction resulted in a $65,000 loss which was reflected in a prior year Statement of Income. The outstanding balance on the note receivable, which bears interest at 9%, is $217,258 and $231,679 at December 31, 1997 and 1996, respectively.


Note #4  Leases of Income-Producing Properties
-------  -------------------------------------
The Partnership leases four restaurant properties under various terms ranging from nine to ten years with various options to renew the leases at the end of the original term. As of January 1, 1997, one of the restaurant properties is vacant. Rent, which is payable monthly, is generally equal to the greater of the percentage of each restaurant's gross sales or a minimum base rental stated in the lease. Leases of restaurant properties are "triple net" to the Partnership, with the lessee being responsible for occupancy costs such as maintenance, insurance, taxes and utilities. The Partnership is, however, contingently liable for real estate taxes that are owed by its tenants. Accordingly, the Partnership will incur occupancy expenses for the period of time that the vacant property remains unoccupied. All rents received to date are based on the minimum rentals, as none of the properties have exceeded the gross sales levels as defined in the leases.

                              F-11
In January 1992, the Partnership reached an agreement with a former tenant whereby the tenant terminated their lease arrangement and paid $47,822 in delinquent rent and property taxes. In addition, the former tenant paid the Partnership $40,000 to compensate for decreased rental income to be received from a new tenant obtained by the Partnership. The $40,000 had been recorded as deferred rental income and was amortized over a four year period, which represents the terminated lease period. During 1995, $10,026 of deferred rent was amortized and recorded as rental income.

The approximate minimum annual rental commitments under four operating lease agreements in effect at December 31, 1997 are as follows:
              1998                         219,000
              1999                         171,000
              2000                         171,000
              2001                         103,500
              2002                          81,000
              After 2002                   203,000
                                         ---------
                                           948,500

The Partnership also operates a mobile home park which has 182 rental spaces. As of December 31, 1997 and 1996, respectively, all rental spaces were leased. The mobile home park receives income on a monthly basis from tenant leases which normally have lease terms of one year or less. Rental revenue for the park was approximately $504,000, $483,000 and $462,000 in 1997, 1996 and 1995,
respectively.


Note #5  Property Held for Sale or Re-Lease
-------  ----------------------------------
At December 31, one of the commercial properties was vacant and is being held for sale or re-lease. Accordingly, this property has been reclassified in the accompanying balance sheet at December 31, 1997 and 1996, respectively.













A summary of the property held for sale or re-lease at December 31, follows:
                                        1997       1996
                                      -------     -------
          Land                        250,000     250,000

          Building and land
             improvements             494,282     494,282
                                      -------     -------
                                      744,282     744,282

          Less: Accumulated
                depreciation          183,006     183,006
                                      -------     -------
                Estimated net realizable
                value allowance        61,276        -
                                      -------     -------
                                      500,000     561,276
                                      =======     =======

Note #6  Potential Sale of Partnership Properties
-------  ----------------------------------------
The Partnership has received an offer from a prospective purchaser for all or substantially all of the Partnership's properties. Accordingly, the Partnership has entered into an asset purchase agreement with the potential purchaser subject to Securities and Exchange Commission review of the necessary proxy statement/consent document, approval of the limited partners and the receipt of an acceptable fairness opinion.

The professional fees included as an asset in deferred charges on the balance sheet (Note #1E) were incurred as a result of this potential sale.

[/TABLE]
Note #7  Earnings per Share Disclosures
-------  ------------------------------
The following illustrates the calculation of the basic earnings per share for the years ended December 31,
                                         1997      1996     1995
                                       -------   -------   -------
  [S]                                  [C]       [C]       [C]
  Income available to limited partners
  (numerator)                          518,755   636,702   647,995
                                       =======   =======   =======
  Limited partners interests
  (denominator)                        8,301.5   8,301.5   8,301.5
                                       =======   =======   =======
  Per-share amount                       62.49     76.70     78.06
                                       =======   =======   =======
                             F-13

RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
                          December 31, 1997
Col. A               Col. B    Col. C                  Col. D
-------------------- ------- ----------------------- ------------
                              Initial cost to           Costs
                              Partnership             Capitalized
                              ----------------------- Subsequent to
                                                      Acquisition
                      Encum-             Buildings &  -------------
Descript              brances    Land    Improvements
Improvements(b)
--------------------  ------- ---------- ------------ -------------
Rocky Rococo Restaurant
Wauwatosa, WI           (a)     $150,000    $325,125    $215,291

Vacant Restaurant
 West Allis, WI         (a)      250,000     394,282      38,724

Pizza Hut Restaurant
 Waterloo, IA           (a)      128,800     392,595           0

Wendy's Restaurant
 Wauwatosa, WI          (a)      235,000     420,395           0

Spacious Acres
 Mobile Home Park
 Concord, WI            (a)      110,400   1,215,803     537,480

Wendy's Restaurant
 Eden Prairie, MN       (a)      265,000     436,023      20,274

Rocky Rococo Restaurant
 Racine, WI             (a)      175,000     404,108           0
                               ----------  ----------  ----------
Total                          1,314,200   3,588,331     811,769
                               =========   =========   =========

RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
                    December 31, 1997
Col. A                               Col. E
---------------------- --------------------------------------------
                       Gross Amount at which Carried
                       at Close of Period
                       --------------------------------------------
                                  Buildings and
Description             Land      Improvements(b)(c)    Total
---------------------- ---------  ---------------    -----------
Rocky Rococo Restaurant
Wauwatosa, WI          $150,000        $540,416        $690,416

Vacant Restaurant
 West Allis, WI         250,000         433,006         683,006

Pizza Hut Restaurant
 Waterloo, IA           128,800         392,595         521,395

Wendy's Restaurant
 Wauwatosa, WI          235,000         420,395         655,395

Spacious Acres
 Mobile Home Park
 Concord, WI            126,400       1,737,283       1,863,683

Wendy's Restaurant
 Eden Prairie, MN       265,000         456,297         721,297

Rocky Rococo Restaurant
 Racine, WI             175,000         404,108         579,108
                      ---------       ----------      ---------
Total                 1,330,200       4,384,100       5,714,300
                      =========       ==========      ==========

RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
  (A Wisconsin Limited Partnership)
Schedule of Real Estate and Accumulated Depreciation
                        December 31, 1997
Col. A               Col. F       Col. G       Col. H      Col. I
-----------------  ------------  ----------  -----------  --------
                                                        Depreciable
                  Accumulated                    Date     Life per
                  Depreciation    Date of     Acquired by  Income
Description       (Book basis)  Construction  Partnership Statement
-----------------  ------------  ----------  -----------  ---------
Rocky Rococo Restaurant
Wauwatosa, WI       $277,494      1984         07/06/84      (d)

Vacant Restaurant
 West Allis, WI      183,006      1984         01/30/85      (d)

Pizza Hut Restaurant
 Waterloo, IA        167,944      1985         03/01/85      (d)

Wendy's Restaurant
 Wauwatosa, WI       177,499      1985         05/22/85      (d)

Spacious Acres
 Mobile Home Park
 Concord, WI         654,256      Var.         04/30/85      (d)

Wendy's Restaurant
 Eden Prairie, MN    185,922      1985         07/12/85      (d)

Rocky Rococo Restaurant
 Racine, WI          168,378      1985         07/10/85      (d)
                   ---------
Total              1,814,499
                   =========

                    RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
                       (A Wisconsin Limited Partnership)

NOTES TO SCHEDULE III

(a)  All properties are unencumbered at December 31, 1997.

(b)  Includes personal property.

(c) The aggregate cost of land, buildings and improvements for Federal Income Tax purposes is the same as for book purposes.

(d)  Depreciation expense is computed based upon the following estimated useful lives:
                                                    Years
                                          ------------------------
                                          Financial       Income
                                          Statement         Tax
                                          Purposes        Purposes
                                          ---------       --------
     Buildings and Improvements              30            15-40
     Personal Property                       5-7            7-12

(e)       Reconciliation of Real Estate
    ------------------------------------------
    Balance at January 1, 1995                      $5,640,984

      Additions during the period:
        Acquisitions                                         0
        Improvements                                         0
                                                    ----------
    Balance at December 31, 1995                     5,640,984

      Additions during the period:
        Acquisitions                                         0
        Improvements                                   124,837
                                                    ----------
    Balance at December 31, 1996                     5,765,821

      Additions during the period:
        Acquisitions                                         0
        Improvements                                     9,755
        Reduction to net realizable value              (61,276)
                                                    ----------
    Balance at December 31, 1997                    $5,714,300
                                                    ==========

                    RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
                       (A Wisconsin Limited Partnership)

                    Reconciliation of Accumulated Depreciation
Balance at January 1, 1995                           $1,346,456

  Depreciation expense for the period                   157,505
                                                     ----------
Balance at December 31, 1995                          1,503,961

  Depreciation expense for the period                   161,606
                                                     ----------
Balance at December 31, 1996                          1,665,567

  Depreciation expense for the period                   148,932
                                                     ----------
Balance at December 31, 1997                         $1,814,499
                                                     ==========
































                              F-18

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAL-YIELD EQUITIES II LIMITED PARTNERSHIP


BY:  Robert A. Long
     --------------------------------------
     Robert A. Long, General Partner


DATE:                  3/27/98
       ---------------         -------------
Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                         Date
-----------------------------------------------------------------
Robert A. Long           General Partner of            3/27/98
-------------------      RAL-Yield Equities II         -------
Robert A. Long           Limited Partnership

John A. Hanson           General Partner of            3/27/98
--------------           RAL-Yield Equities II         -------
John A. Hanson           Limited Partnership

Douglas C. Heston        President, First Financial    3/27/98
--------------------     Realty Management             -------
Douglas C. Heston

