Form 10-Q
period 1998-03-31
RAL YIELD EQUITIES II LTD PARTNERSHIP
filed 1998-05-15
CIK 793035

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
------    SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended
                         March 31, 1998
                              OR

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

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K (None)

Signatures



































                      RAL-YIELD EQUITIES II
                       LIMITED PARTNERSHIP
                         BALANCE SHEETS
             March 31, 1998 and December 31, 1997
                                         UNAUDITED      AUDITED
                                          MAR 31,     DECEMBER 31,
         ASSETS                             1998          1997
-------------------------------------   -----------    -----------
INVESTMENT PROPERTY, less accumulated
depreciation of $1,668,764 in 1998
and $1,631,493 in 1997                  $3,362,529     $3,399,801

PROPERTY HELD FOR SALE OR RELEASE          500,000        500,000

CASH AND CASH EQUIVALENTS                  273,536        358,191

RENT AND OTHER RECEIVABLES                  13,937          7,777

DEFERRED CHARGES (net)                      19,416         19,791

NOTE RECEIVABLE                            213,433        217,258

OTHER ASSETS                                 3,071          4,403
                                        ----------     ----------
TOTAL ASSETS                            $4,385,922     $4,507,221
                                        ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES     $120,189       $153,439
TENANT SECURITY DEPOSITS                    32,278         32,078
                                        ----------     ----------
                                          $152,467       $185,517

LIMITED PARTNERS' CAPITAL                4,170,561      4,259,936
GENERAL PARTNERS' CAPITAL                   62,894         61,768
                                        ----------     ----------
PARTNERS' CAPITAL                        4,233,455      4,321,704
                                        ----------     ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL $4,385,922     $4,507,221
                                        ==========     ==========

     The accompanying notes are an integral part of these statements.


                       RAL-YIELD EQUITIES II
                        LIMITED PARTNERSHIP

                      Statement of Operations
      For the three months ended March 31, 1998 and 1997

                                   UNAUDITED

                              3 MONTHS    3 MONTHS
                                ended       ended
                               MAR 31,     MAR 31,
                                1998        1997
                              --------    --------
REVENUE:
 Rental income                 $184,835   $206,329
 Restaurant sales               178,059    204,759
 Interest & other                15,818     20,362
                               --------   --------
                               $378,712   $431,450

OPERATING EXPENSES:
 Restaurant operating
  expenses                     $146,328   $151,146
 Management fees                 12,598     13,410
 Mobile home park and
   administrative exp.           69,492     82,953
 Depreciation and
   amortization                  37,647     41,686
                               --------   --------
                               $266,065   $289,195
                               --------   --------
NET INCOME (LOSS)              $112,647   $142,255
                               ========   ========



   The accompanying notes are an integral part of these statements.








                             RAL-YIELD EQUITIES II
                              LIMITED PARTNERSHIP

                   Statements of Changes in Partners' Capital
                For the three months ended March 31, 1998 and
                     for the year ended December 31, 1997

                                      UNAUDITED
                        General           Limited
                        Partners          Partners
                     (1% ownership)    (99% ownership)    Total
                    --------------    -------------- -----------
BALANCE, Jan. 1, 1997   $56,528         $4,544,766     $4,601,294
                     ----------        -----------    -----------

NET INCOME                5,240            518,755        523,995

CASH DISTRIBUTIONS            0           (803,585)      (803,585)
                     ----------        -----------    -----------

BALANCE, Dec. 31, 1997  $61,768         $4,259,936     $4,321,704

NET INCOME                1,126            111,521        112,647

CASH DISTRIBUTIONS            0           (200,896)      (200,896)
                     ----------        -----------    -----------

BALANCE, March 31, 1998 $62,894         $4,170,561     $4,233,455
                     ==========        ===========    ===========

The accompanying notes are an integral part of these statements.













                              RAL-YIELD EQUITIES II
                               LIMITED PARTNERSHIP

                             Statements of Cash Flows
             For the three months ended March 31, 1998 and 1997

                                              UNAUDITED
                                   MAR 31,              MAR 31,
                                    1998                 1997
                                -------------        -------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income (loss)                   $112,647             $142,255
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
     amortization expense             37,647               41,686
     Gain on sale of equipment             0                    0
Change in assets and
 liabilities:
     Rent and Receivables             (6,160)               8,965
     Other Assets                      1,332                 (420)
     Accounts payable and
      accrued expenses               (33,250)              (5,178)
     Tenants' security
      deposits                           200                    0
                                  -----------          -----------
Net Cash provided by
 operating activities:              $112,416             $187,308

Cash flows from investing
 activities:
     Additions to investment
      properties                           0               (8,583)
     Proceeds from Note
      Receivable                       3,825                3,484
                                  -----------          -----------
Net Cash provided by
 (used in) investing
 activities                            3,825               (5,099)








Cash flows from financing
 activities:
     Cash distributions paid        (200,896)            (200,896)
                                  -----------          -----------
Net Cash used in
 financing activities              ($200,896)           ($200,896)
                                  -----------          -----------
Net increase (decrease)
 in cash                             (84,655)             (18,687)

Cash at beginning of period          358,191              428,615
                                  -----------          ----------

Cash at end of period               $273,536             $409,928
                                  ===========          ===========



     See accompanying notes to financial statements.



























                        RAL YIELD EQUITIES II
                         LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS

Pursuant to Rule 10-01(a)(5) of Regulation S-X (17 CFR Part 210) RAL-Yield Equities II Limited Partnership is omitting its footnote disclosure. The Registrant has presumed that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. The disclosure is being omitted since it substantially duplicates the disclosure contained in the most recent annual report to security holders, Form 10-K for the fiscal year ended December 31, 1997.

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

Net cash flow provided by operating activities for the three months ended March 31 was $112,416 in 1998 and $187,308 in 1997, primarily from earnings and depreciation.

As of March 31, 1998, the Partnership had cash and cash equivalents of approximately $274,000 representing undistributed cash flow, working capital reserves, repair and improvement reserves, and tenant security deposits. The Partnership has the following cash needs for repairs and improvements:

The Partnership has approved the plan to upgrade the sewage treatment plant at Spacious Acres Mobile Home Park. The upgrade will improve and expand the life of the sewage treatment plant. The approximate cost to perform this repair, including engineering fees, has been estimated at $100,000. This should not effect the level of cash distribution to the limited partners due to the large amount of cash reserves on hand.

The general partners are considering an expansion of Spacious Acres after work on the sewage treatment plant is complete. No estimates have been done as to the cost of this expansion, but the expansion would be funded out of the excess cash on hand and would not effect current distribution levels.
                                I-7
A distribution totaling approximately $201,000 was made to the Limited Partners in March, 1998.

The Partnership has one vacant restaurant property in West Allis, WI. The property was leased to a Hardee's Restaurant franchisee who vacated the premises in December 1996. The Partnership received $57,300 in 1997 as a buyout of the lease. The property has been reclassified in the Partnership Financial Statements as property held for sale or re-lease as of March 31, 1998. Home Depot has cut off the drive-thru ingress-egress, as well as the cross easement parking in violation of the existing cross easement agreement; the Partnership has filed a lawsuit against Home Depot to regain access. The tenant of the property in Racine, Wisconsin has been notified that they are two months behind in their rent. The total amount owed is $13,505. They continue to pay regularly and it is hoped that they will catch up entirely in the near future. Spacious Acres Mobile Home Park has been notified by Wisconsin Natural Gas that the park's gas lines are non-code and must be replaced. The cost could be as high as $100,000.

Results of Operations:

Gross rental revenues of $184,835 for the first quarter of 1998 has decreased from the gross rental revenues of $206,329 for the first quarter of 1997. The decrease is due to the vacant restaurant property in West Allis.

Rental property operating and administrative expenses were $69,492 for the first quarter of 1998 and $82,953 for the first quarter
1997.

Restaurant operations reported net income for the first quarter of 1998 of $21,000 on sales of $178,000. In the first quarter of 1997, restaurant operations reported net income of $44,000 on sales of $207,000.

Net income for the first quarter of 1998 was $113,000 compared to net income of $142,000 for the first quarter of 1997. The decrease in net income is due primarily to the vacant restaurant property in West Allis and the decline in sales from the restaurant operations.









The following is a listing of the approximate average physical occupancy rates for the Partnership's investment in Spacious Acres
Mobile Home Park during the period covered by this report.
                                 Occupancy Rate
                                  Three months
                               ended Mar 31, 1998      1997
                               --------------------    ----
     Spacious Acres MHP                 99%              99%







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


                  RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
                               (Registrant)


Date:  May 12, 1998                   Robert A. Long
                                      -------------------------
                                      Robert A. Long
                                      General Partner