Form 10-Q
period 1998-06-30
RAL YIELD EQUITIES II LTD PARTNERSHIP
filed 1998-08-12
CIK 793035

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
------          SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended
                          June 30, 1998
                              OR

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

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K (None)

Signatures



































                      RAL-YIELD EQUITIES II
                       LIMITED PARTNERSHIP
                         BALANCE SHEETS
             June  30, 1998 and December 31, 1997
                                         UNAUDITED      AUDITED
                                         JUNE 30,    DECEMBER 31,
         ASSETS                             1998          1997
-------------------------------------   -----------   -----------
INVESTMENT PROPERTY, less accumulated
depreciation of $1,706,036 in 1998
and $1,631,493 in 1997                   3,327,850      3,399,801

PROPERTY HELD FOR SALE OR RELEASE          500,000        500,000

CASH AND CASH EQUIVALENTS                  250,143        358,191

RENT AND OTHER RECEIVABLES                  15,646          7,777

DEFERRED CHARGES, less accumulated
amortization of $10,344 in 1998
and $9,594 in 1997                          42,840         19,791

NOTE RECEIVABLE                            209,517        217,258

OTHER ASSETS                                 8,824          4,403
                                        ----------     ----------
TOTAL ASSETS                             4,354,820      4,507,221
                                        ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES      145,819        153,439
TENANT SECURITY DEPOSITS                    32,603         32,078
                                        ----------     ----------
                                           178,422        185,517

LIMITED PARTNERS' CAPITAL                4,112,424      4,259,936
GENERAL PARTNERS' CAPITAL                   63,974         61,768
                                        ----------     ----------
PARTNERS' CAPITAL                        4,176,398      4,321,704
                                        ----------     ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL  4,354,820      4,507,221
                                        ==========     ==========

     The accompanying notes are an integral part of these statements.

                       RAL-YIELD EQUITIES II
                        LIMITED PARTNERSHIP

                      Statement of Operations
   For three months and six months ended June 30, 1998 and 1997

                                   UNAUDITED

                      3 MONTHS  6 MONTHS  3 MONTHS    6 MONTHS
                       ended     ended     ended       ended
                      JUNE 30,   JUNE 30,  JUNE 30,    JUNE 30,
                       1998       1998      1997        1997
                     --------  ---------  ---------   ---------

REVENUE:
 Rental income         192,924    377,759   207,015    413,344
 Restaurant sales      195,078    373,137   207,557    412,316
 Interest & other       14,558     30,376    15,963     36,325
                      --------   --------  --------   --------
                       402,560    781,272   430,535    861,985

OPERATING EXPENSES:
 Restaurant operating
  expenses             155,342    301,670   146,026    297,172
 Management fees        13,094     25,692    13,084     26,494
 Mobile home park
  operating and
  administrative exp.   88,534    158,026    72,083    155,036
 Depreciation and
  amortization          37,647     75,294    41,686     83,372
                      --------   --------  --------   --------
                       294,617    560,682   272,879    562,074
                       --------   -------- --------   --------
NET INCOME (LOSS)      107,943    220,590   157,656    299,911
                      ========   ========  ========   ========


   The accompanying notes are an integral part of these statements.








                          RAL-YIELD EQUITIES II
                           LIMITED PARTNERSHIP

                Statements of Changes in Partners' Capital
                For the six months ended June 30, 1998 and
                  for the year ended December 31, 1997

                                      UNAUDITED
                        General         Limited
                        Partners        Partners
                     (1% ownership)  (99% ownership)    Total

                     --------------  --------------  -----------
BALANCE, Jan. 1, 1997      56,528       4,544,766      4,601,294
                       ----------     -----------    -----------

NET INCOME                  5,240         518,755        523,995

CASH DISTRIBUTIONS              0        (803,585)      (803,585)
                       ----------     -----------    -----------

BALANCE, Dec. 31, 1997     61,768       4,259,936      4,321,704

NET INCOME                  2,206         218,384        220,590

CASH DISTRIBUTIONS              0        (365,896)      (365,896)
                       ----------     -----------    -----------

BALANCE, June 30, 1998     63,974       4,112,424      4,176,398
                       ==========     ===========    ===========

The accompanying notes are an integral part of these statements.











                        RAL-YIELD EQUITIES II
                         LIMITED PARTNERSHIP

                       Statements of Cash Flows
         For the six months ended June 30, 1998 and 1997

                                          UNAUDITED
                                  JUNE 30,           JUNE 30,
                                    1998               1997
                                -------------     -------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income (loss)                    220,590            299,911
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
     amortization expense             75,294             83,372

Change in assets and
 liabilities:
     Rent and Receivables             (7,869)             8,050
     Other Assets                    (28,220)              (527)
     Accounts payable and
      accrued expenses                (7,620)           (37,411)
     Tenants' security
      deposits                           525                320
                                  -----------        -----------
Net Cash provided by
 operating activities:               252,700            353,715

Cash flows from investing
 activities:

     Additions to investment
      properties                      (2,593)            (9,225)

                                  -----------       -----------
Net Cash provided by
 (used in) investing
 activities                           (2,593)            (9,225)







Cash flows from financing
 activities:
     Note Receivable                   7,741              7,049
     Cash distributions paid        (365,896)          (401,792)
                                  -----------        -----------
Net Cash used in
 financing activities               (358,155)          (394,743)
                                  -----------        -----------
Net increase (decrease)
 in cash                            (108,048)           (50,253)

Cash at beginning of period          358,191            428,615

Cash at end of period                250,143            378,362
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

Net cash flow provided by operating activities for the six months ended June 30 was $252,700 in 1998 and $353,715 in 1997, primarily from earnings and depreciation.

As of June 30, 1998, the Partnership had cash and cash equivalents of approximately $250,000 representing undistributed cash flow, working capital reserves, repair and improvement reserves, and tenant security deposits. The Partnership has the following cash needs for repairs and improvements:

The Partnership has approved a plan to upgrade the sewage treatment plant at Spacious Acres Mobile Home Park. The upgrade will improve and expand the life of the sewage treatment plant. The approximate cost to perform this repair, including engineering fees, has been estimated at $100,000. This should not effect the level of cash distributions to the limited partners due to the large amount of cash reserves on hand.

The general partners are considering an expansion of Spacious Acres after work on the sewage treatment plant is complete. No estimates have been done as to the cost of this expansion, but the expansion would be funded out of the excess cash on hand and would not effect current distribution levels.
                               I-7

The Partnership has one vacant restaurant property in West Allis, Wisconsin. The property was leased to a Hardee's Restaurant franchisee who vacated the premises in December 1996. The Partnership received $57,300 in 1997 as a buyout of the lease. The property has been reclassified in the Partnership Financial Statements as property held for sale or re-lease as of June 30, 1998. Home Depot has cut off the drive-thru ingress-egress, as well as the cross easement parking in violation of the existing cross easement agreement; the Partnership has filed a lawsuit against Home Depot to regain access. The tenant of the property in Racine, Wisconsin has been notified that they are one month behind in their rent. The total amount owed is $6,752. They continue to pay regularly and it is hoped that they will catch up entirely in the near future. Spacious Acres Mobile Home Park has been notified by Wisconsin Natural Gas that the park's gas lines are non-code and must be replaced. The cost could be as high as $100,000.

A distribution totaling approximately $165,000 was made to the Limited Partners in May, 1998.

Results of Operations:

Gross rental revenues of $377,759 for the first half of 1998 has declined from gross rental revenues of $413,344 for the first half of 1997. This is primarily due to vacant restaurant in West Allis.

Rental property operating and administrative expenses were $158,026 for the first half of 1998 and $155,036 for the first half 1997.

Restaurant operations reported net income for the first two quarters of 1998 of $49,448 on sales of $373,137. In the first two quarters of 1997, restaurant operations reported net income of $92,599 on sales of $412,316. The decrease in revenue from the restaurant is a result of a decrease in sales volume due to increased competition in the area.

Net income for the period ended June 30, 1998 was $220,590 compared to net income of $299,911 for the period ended June 30, 1997. The decrease in net income is due primarily to the vacant restaurant property in West Allis and the decline in sales from the restaurant operations.

The following is a listing of the approximate average physical occupancy rates for the Partnership's investment in Spacious
Acres Mobile Home Park during the period covered by this report.
                            Occupancy Rate Six Months
                               ended June 30, 1998       1997
                            -------------------------    ----
     Spacious Acres MHP                100%                99%

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


                  RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
                               (Registrant)


Date:  August 4, 1998                 Robert A. Long
                                      -------------------------
                                      Robert A. Long
                                      General Partner