Form 10-Q
period 1998-09-30
RAL YIELD EQUITIES II LTD PARTNERSHIP
filed 1998-11-16
CIK 793035

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
------          SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended
                        September 30, 1998
                              OR

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

          Item 1.   Financial Statements                    I-1

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition and
                    Results of Operations                   I-7

PART II   OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K (None)

Signatures



































                      RAL-YIELD EQUITIES II
                       LIMITED PARTNERSHIP
                         BALANCE SHEETS
          September 30, 1998 and December 31, 1997
                                        UNAUDITED       AUDITED
                                      SEPTEMBER 30,   DECEMBER 31,
         ASSETS                             1998          1997
-------------------------------------   -----------   -----------
INVESTMENT PROPERTY, less accumulated
depreciation of $1,743,308 in 1998
and $1,631,493 in 1997                   3,327,781      3,399,801

PROPERTY HELD FOR SALE OR RELEASE          500,000        500,000

CASH AND CASH EQUIVALENTS                  165,827        358,191

RENT AND OTHER RECEIVABLES                   8,457          7,777

DEFERRED CHARGES, less accumulated
amortization of $10,719 in 1998
and $9,594 in 1997                          82,415         19,791

NOTE RECEIVABLE                            205,512        217,258

OTHER ASSETS                                 8,381          4,403
                                        ----------     ----------
TOTAL ASSETS                             4,298,373      4,507,221
                                        ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES      140,636        153,439
TENANT SECURITY DEPOSITS                    32,808         32,078
                                        ----------     ----------
                                           173,444        185,517

LIMITED PARTNERS' CAPITAL                4,059,820      4,259,936
GENERAL PARTNERS' CAPITAL                   65,109         61,768
                                        ----------     ----------
PARTNERS' CAPITAL                        4,124,929      4,321,704
                                        ----------     ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL  4,298,373      4,507,221
                                        ==========     ==========

     The accompanying notes are an integral part of these statements.

                              I-1

                       RAL-YIELD EQUITIES II
                        LIMITED PARTNERSHIP

                      Statement of Operations
 For three months and nine months ended September 30, 1998 and 1997

                                   UNAUDITED

                      3 MONTHS  9 MONTHS  3 MONTHS    9 MONTHS
                       ended     ended     ended       ended
                     SEPT. 30,  SEPT. 30, SEPT. 30,   SEPT. 30,
                       1998       1998      1997        1997
                     --------  ---------  ---------   ---------

REVENUE:
 Rental income         186,515    564,274   198,952    612,296
 Restaurant sales      202,785    575,922   219,534    631,850
 Interest & other       15,140     45,516    19,195     55,520
                      --------   --------  --------   --------
                       404,440  1,185,712   437,681  1,299,666

OPERATING EXPENSES:
 Restaurant operating
  expenses             167,905    469,575   165,927    463,099
 Management fees        13,293     38,985    14,120     40,614
 Mobile home park
  operating and
  administrative exp.   72,064    230,090    74,693    229,729
 Depreciation and
  amortization          37,647    112,941    41,750    125,122
                      --------   --------  --------   --------
                       290,909    851,591   296,490    858,564
                       --------   -------- --------   --------
NET INCOME (LOSS)      113,531    334,121   141,191    441,102
                      ========   ========  ========   ========


   The accompanying notes are an integral part of these statements.








                                  I-2


                          RAL-YIELD EQUITIES II
                           LIMITED PARTNERSHIP

                Statements of Changes in Partners' Capital
            For the nine months ended September 30, 1998 and
                  for the year ended December 31, 1997

                                      UNAUDITED
                        General         Limited
                        Partners        Partners
                     (1% ownership)  (99% ownership)    Total

                     --------------  --------------  -----------
BALANCE, Jan. 1, 1997      56,528       4,544,766      4,601,294
                       ----------     -----------    -----------

NET INCOME                  5,240         518,755        523,995

CASH DISTRIBUTIONS              0        (803,585)      (803,585)
                       ----------     -----------    -----------

BALANCE, Dec. 31, 1997     61,768       4,259,936      4,321,704

NET INCOME                  3,341         330,780        334,121

CASH DISTRIBUTIONS              0        (530,896)      (530,896)
                       ----------     -----------    -----------
BALANCE,
  September 30, 1998       65,109       4,059,820      4,124,929
                       ==========     ===========    ===========

The accompanying notes are an integral part of these statements.











                                  I-3




                        RAL-YIELD EQUITIES II
                         LIMITED PARTNERSHIP

                       Statements of Cash Flows
    For the nine months ended September 30, 1998 and 1997

                                          UNAUDITED
                                 SEPT. 30,          SEPT. 30,
                                    1998               1997
                                -------------     -------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income (loss)                    334,121            441,102
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
     Depreciation and
     amortization expense            112,941            125,122
     Gain on sale of equipment             0                  0
Change in assets and
 liabilities:
     Rent and Receivables               (680)             8,972
     Other Assets                    (67,727)              (968)
     Accounts payable and
      accrued expenses               (12,803)           (28,160)
     Tenants' security
      deposits                           730                644
                                  -----------        -----------
Net Cash provided by
 operating activities:               366,582            546,712

Cash flows from investing
 activities:
     Proceeds from sale of
       equipment                           0                  0
     Additions to investment
      properties                     (39,796)            (9,755)
                                  -----------       -----------
Net Cash provided by
 (used in) investing
 activities                          (39,796)            (9,755)






                                     I-4




Cash flows from financing
 activities:
     Note Receivable                  11,746             10,694
     Cash distributions paid        (530,896)          (602,689)
                                  -----------        -----------
Net Cash used in
 financing activities               (519,150)          (591,995)
                                  -----------        -----------
Net increase (decrease)
 in cash                            (192,364)           (55,038)

Cash at beginning of period          358,191            428,615
                                  -----------        -----------
Cash at end of period                165,827            373,577
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

Net cash flow provided by operating activities for the nine months ended September 30 was $366,582 in 1998 and $546,712 in 1997, primarily from earnings and depreciation.

As of September 30, 1998, the Partnership had cash and cash equivalents of $165,827 representing undistributed cash flow, working capital reserves, repair and improvement reserves, and tenant security deposits.

The Partnership has one vacant restaurant property in West Allis, Wisconsin. The property was leased to a Hardee's Restaurant franchisee who vacated the premises in December 1996. The Partnership received $57,300 in 1997 as a buyout of the lease. The property has been reclassified in the Partnership Financial Statements as property held for sale or re-lease as of September 30, 1998. Home Depot has cut off the drive-thru ingress-egress, as well as the cross easement parking in violation of the existing cross easement agreement; the Partnership has filed a lawsuit against Home Depot to regain access. The tenant of the property in Racine, Wisconsin has been notified that they are one month behind in their rent. The total amount owed is $6,752. They continue to pay regularly and it is hoped that they will catch up entirely in the near future.

A distribution totaling approximately $165,000 was made to the Limited Partners in August, 1998.

Results of Operations:

Gross rental revenues of $564,274 for the period ended September
30, 1998 has declined from gross rental revenues of $612,296 for the first nine months of 1997. This is primarily due to the vacant restaurant in West Allis, Wisconsin.

Rental property operating and administrative expenses were $230,090 for the period ended September 30, 1998 and $229,729 for the period ended September 30, 1997.

Restaurant operations reported net income for the first three quarters of 1998 of $73,222 on sales of $575,922. In the first three quarters of 1997, restaurant operations reported net income of $135,389 on sales of $631,851. The decrease in revenue from the restaurant is a result of increased competition in the area.

Net income for the period ended September 30, 1998 was $334,121 compared to net income of $441,102 for the period ended September 30, 1997. The decrease in net income is due primarily to decreased profitability of the restaurant and the vacant restaurant property.

The following is a listing of the approximate average physical occupancy rates for the Partnership's investment in Spacious
Acres Mobile Home Park during the period covered by this report.
                                 Occupancy Rate
                                   Nine months
                            ended September 30, 1998   1997
                               --------------------    ----
     Spacious Acres MHP               100%               98%



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


Subsequent Event:

On October 26, 1998, the Partnership sold all of its properties for $6,334,000. The Partnership intends to distribute the net proceeds from the sale and dissolve the Partnership by December 31, 1998.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  RAL-YIELD EQUITIES II LIMITED PARTNERSHIP
                               (Registrant)


Date:  November 10, 1998              Robert A. Long
                                      -------------------------
                                      Robert A. Long
                                      General Partner